Form 10-Q
period 2022-06-30
ProMIS Neurosciences Inc.
filed 2022-08-12
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41429

PROMIS NEUROSCIENCES INC.

(Exact name of Registrant as specified in its Charter)

Canada	98-0647155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 200, 1920 Yonge Street Toronto, Ontario	M4S 3E2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 416-847-6898

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	PMN	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of August 4, 2022, the registrant had 7,195,529 Common Shares outstanding.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions of the Company. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (“SEC”) or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates and intentions expressed in such forward-looking statements. Risks, uncertainties and other factors which may cause the actual results, performance or achievements of ProMIS Neurosciences Inc. (the “Company”), as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include, but are not limited to, the risks described under the heading “Risk Factors Summary” and in Item 1A—“Risk Factors” in the Company’s Registration Statement on Form 10 filed with the SEC on June 22, 2022, as amended June 30, 2022 and July 1, 2022 (the “Form 10 Registration Statement”) as well as the risks described in Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Quarterly Report on Form 10-Q, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Balance Sheets

(expressed in US dollars , unless otherwise indicated)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$8,903,776	$16,943,905
Short-term investments	32,687	33,248
Prepaid expenses and other current assets	1,225,201	737,316
Total current assets	10,161,664	17,714,469
Property and equipment, net	2,776	4,671
Intangible assets, net	24,557	27,614
Total assets	$10,188,997	$17,746,754
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$888,015	$408,981
Accrued liabilities	986,033	520,093
Total current liabilities	1,874,048	929,074
Convertible debt, net of issuance costs and debt discount	—	3,906,057
Derivative liability	—	5,379,878
Warrant liability	1,605,020	1,871,687
Total liabilities	3,479,068	12,086,696

Commitments and contingencies (Note 13)
Shareholders’ equity:
Series 1 Convertible Preferred Shares, no par value, 70,000,000 shares authorized, 70,000,000 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common Shares, no par value, unlimited shares authorized, 7,195,529 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	73,879,455	68,039,178
Accumulated other comprehensive loss	(138,442)	(187,919)
Accumulated deficit	(67,031,084)	(62,191,201)
Total shareholders’ equity	6,709,929	5,660,058
Total liabilities and shareholders’ equity	$10,188,997	$17,746,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in US dollars, except share and per share amounts)

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$3,229,584	$754,302	$5,132,416	$973,893
General and administrative	1,635,065	351,114	3,670,751	699,492
Total operating expenses	4,864,649	1,105,416	8,803,167	1,673,385
Loss from operations	(4,864,649)	(1,105,416)	(8,803,167)	(1,673,385)

Other income (expense):
Interest expense, net	(134,291)	(133,686)	(282,064)	(135,405)
Change in fair value of financial instruments	930,193	1,013,880	2,910,865	(4,523,685)
Gain on extinguishment of convertible debt and derivative liability	1,307,421	—	1,307,421	—
Other income/(expense)	16,288	(321)	27,062	(2,379)
Total other income (expense), net	2,119,611	879,873	3,963,284	(4,661,469)

Net loss	(2,745,038)	(225,543)	(4,839,883)	(6,334,854)
Other comprehensive gain/(loss):
Gain/(loss) on foreign currency translation	1,636	(91,842)	49,477	(145,217)
Comprehensive loss	$(2,743,402)	$(317,385)	$(4,790,406)	$(6,480,071)
Net loss per Common Share, basic and diluted	$(0.38)	$(0.06)	$(0.67)	$(1.30)
Weighted-average Common Shares, basic and diluted	7,195,529	5,099,172	7,195,529	5,000,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(expressed in US dollars, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2021	4,828,846	$—	$51,655,168	$(50,731)	$(52,401,095)	$(796,658)
Conversion of special warrants	270,326	—	—	—	—	—
Share-based compensation	—	—	207,851	—	—	207,851
Foreign currency translation	—	—	—	(145,217)	—	(145,217)
Net loss	—	—	—	—	(6,334,854)	(6,334,854)
Balance, June 30, 2021	5,099,172	$—	$51,863,019	$(195,948)	$(58,735,949)	$(7,068,878)

						Accumulated
	Series 1 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2022	—	$—	7,195,529	$—	$68,039,178	$(187,919)	$(62,191,201)	$5,660,058
Share-based compensation	—	—	—	—	240,277	—	—	240,277
Conversion of convertible debt and derivative liability to Series 1 Preferred Shares	70,000,000	—	—	—	5,600,000	—	—	5,600,000
Foreign currency translation	—	—	—	—	—	49,477	—	49,477
Net loss	—	—	—	—	—	—	(4,839,883)	(4,839,883)
Balance, June 30, 2022	70,000,000	$—	7,195,529	$—	$73,879,455	$(138,442)	$(67,031,084)	$6,709,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(expressed in US dollars, except share amounts)

(Unaudited)

	Common Shares			Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, April 1, 2021	5,099,172	$—	$51,733,845	$(104,106)	$(58,510,406)	$(6,880,667)
Conversion of special warrants	—	—	—	—	—	—
Share-based compensation	—	—	129,174	—	—	129,174
Foreign currency translation	—	—	—	(91,842)	—	(91,842)
Net loss	—	—	—	—	(225,543)	(225,543)
Balance, June 30, 2021	5,099,172	$—	$51,863,019	$(195,948)	$(58,735,949)	(7,068,878)

						Accumulated
			Series 1 Convertible		Additional	Other
	Common Shares		Preferred Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, April 1, 2022	7,195,529	$—	—	$—	$68,164,043	$(140,078)	(64,286,046)	$3,737,919
Share-based compensation	—	—	—	—	115,412	—	—	115,412
Conversion of convertible debt and derivative liability to Series 1 Convertible Preferred Shares	—	—	70,000,000	—	5,600,000	—	—	5,600,000
Foreign currency translation	—	—	—	—	—	1,636	—	1,636
Net loss	—	—	—	—	—	—	(2,745,038)	(2,745,038)
Balance, June 30, 2022	7,195,529	$—	70,000,000	$—	$73,879,455	$(138,442)	$(67,031,084)	$6,709,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(expressed in US dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(4,839,883)	$(6,334,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	240,277	207,851
Foreign currency exchange loss	251,033	(96,672)
Change in fair value of derivative liability	(2,643,123)	$4,523,685
Change in fair value of warrant liability	(267,742)	—
Depreciation of property and equipment	3,887	21,477
Amortization of debt discount and issuance costs	250,060	97,404
Amortization of intangible assets	2,622	2,637
Gain on extinguishment of convertible debt and derivative liability	(1,307,421)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(506,194)	(463,128)
Accounts payable	491,640	(212,309)
Accrued liabilities	480,287	163,704
Deferred compensation	—	(138,232)
Net cash used in operating activities	(7,844,557)	(2,228,437)
Cash flows from investing activities
Purchase of property and equipment	(2,048)	—
Other investing activities	—	2,372
Net cash (used in) provided by investing activities	(2,048)	2,372
Cash flows from financing activities
Proceeds from convertible debt	—	6,882,531
Net cash provided by financing activities	—	6,882,531
Effect of exchange rates on cash	(193,524)	110,758
Net (decrease)/increase in cash	(8,040,129)	4,767,224

Cash at beginning of period	16,943,905	806,887
Cash at end of period	$8,903,776	$5,574,111

Supplemental disclosure of cash flow information
Conversion of convertible debt and derivative liability to Series 1 Convertible Preferred Shares	$5,600,000	—
Cash paid for interest on convertible debt	$87,069	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(expressed in US dollars, except share and per share amounts)

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Business Description

ProMIS Neurosciences Inc. (the “Company” or “ProMIS”) is applying its patented technology platform to build a portfolio of antibody therapies, therapeutic vaccines, and other antibody-based therapies in neurodegenerative diseases and other misfolded protein diseases, including Alzheimer’s disease (“AD”), multiple system atrophy (“MSA”), and amyotrophic lateral sclerosis (“ALS”). The Company also plans to investigate additional synucleinopathies, including Parkinson’s disease (“PD”) and dementia with Lewy bodies (“DLB”), frontotemporal lobar degeneration (“FTLD”), progressive supranuclear palsy (“PSP”), corticobasal degeneration (“CBD”) and schizophrenia. These diseases share a common biologic cause – misfolded versions of proteins that otherwise perform a normal function, become toxic and kill neurons, resulting in disease. ProMIS’ technology platform is an example of the advances in drug discovery enabled by computational power, in silico discovery, and/or artificial intelligence. ProMIS believes this platform provides a potential advantage by selectively targeting the toxic misfolded proteins with therapeutics or detecting them with diagnostics.

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act and is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Toronto Stock Exchange (“TSX”) and on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (US) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of June 30, 2022, ProMIS USA has had no material activity and has no material financial impact on the Company’s unaudited condensed consolidated financial statements.

The success of the Company is dependent on obtaining the necessary regulatory approvals of its product candidates, marketing its products, if approved, and achieving profitable operations. The continuation of the research and development activities and the commercialization of its products, if approved, are dependent on the Company’s ability to successfully complete these activities and to obtain additional financing through a combination of financing activities and operations. It is not possible to predict either the outcome of future research and development or commercialization programs, or the Company’s ability to fund these programs.

COVID-19

Impacts resulting from the COVID-19 pandemic have resulted in a widespread health crisis that has already adversely affected the economies and financial markets of many countries around the world. The international response to the spread of COVID-19 has led to significant restrictions on travel; temporary business closures; quarantines; global stock market and financial market volatility; a general reduction in consumer activity; operating, supply chain and project development delays and disruptions; and declining trade and market sentiment; all of which have and could further affect the world economy.

The extent to which the novel coronavirus may impact the Company’s business, preclinical research and development activities will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in Canada, the United States and other countries, business closures or business disruptions and the effectiveness of actions taken by governments around the globe to contain and treat the disease. International scientific conferences at which the Company has been invited to present have been postponed, cancelled or will be held online instead, which diminishes exposure and the opportunity to meet with collaborators and potential partners. These scientific conferences have started to be held in person with an option to attend online. Vendors performing work for the Company have remained open, although they have indicated that their timelines are now somewhat longer. The current global uncertainty and its effect on the local and global economies may also have an adverse effect on the Company’s ability to secure additional financing to continue its research and development programs.

Liquidity Risk

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. To date, the Company has not generated revenues from its activities. The Company had a net loss of $2.7 million and $4.8 million for the three and six months ended June 30, 2022, respectively, for the three months ended June 30, 2022 and an accumulated deficit of $67.0 million as of June 30, 2022. Available funds are expected to be sufficient to fund the Company’s operating expenses for at least 12 months from the date these unaudited condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could force delays, reduce or eliminate research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect future business prospects, and the ability to continue operations.

The Company may continue to incur net losses for at least the next several years as the Company advances its product candidates. The Company is actively pursuing additional financing to further develop certain of the Company’s scientific initiatives, but there is no assurance these initiatives will be successful, timely or sufficient.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021, which are included with the Company’s Form 10 Registration Statement and related amendments filed with the United States Securities Exchange Commission (“SEC”). Furthermore, the Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the years ended December 31, 2021 and 2020, included in the Company’s Form 10 Registration Statement filed with the SEC. Since the date of those audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the Company's financial position, results of operations, and cash flows. The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year.

On June 21, 2022, the directors of the Company authorized a reverse share split of the issued and outstanding Common Shares in a ratio of 60:1, effective June 28, 2022 (the “Reverse Share Split”). All information included in these unaudited interim condensed consolidated financial statements has been adjusted, on a retrospective basis, to reflect the Reverse Share Split, unless otherwise stated.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the valuation of share-based compensation, and the valuation of warrant liabilities and embedded derivative liabilities. Actual results could differ from those estimates, and such differences could be material to the unaudited condensed consolidated financial statements.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company has one operating segment and its Chief Executive Officer and Chairman of the Board of Directors serves as the CODM. Substantially all of the Company’s assets are located in Canada.

Foreign Currency

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. The reporting currency of the Company is the United States dollar (“US$”) and the functional currency of the Company is the Canadian dollar (“C$”). The assets and liabilities of the Company are translated to US$ at exchange rates in effect at the balance sheet date. All income statement accounts are translated at average exchange rates. Resulting foreign currency translation adjustments are recorded directly in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity (deficit). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss when realized and are not material for the three or six months ended June 30, 2022 and 2021.

Emerging Growth Company Status

The Company is an Emerging Growth Company, as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11, Leases (“Topic 842”) Targeted Improvements, to amend certain aspects of Topic 842. These amendments provide entities with an additional (and optional) transition method to adopt Topic 842. Under this transition method, an entity initially applies the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings (or other components of equity or net assets, as appropriate) in the period of adoption. On April 8, 2020, the FASB changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2022. The Company adopted this standard as of January 1, 2022 with no material impact on the unaudited condensed consolidated financial statements.

In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“Topic 740”), as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. The amendments in ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. For emerging growth companies, the standard is effective for fiscal years beginning after December 15, 2021. The Company adopted this standard as of January 1, 2022 with no material impact on the unaudited condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (“Subtopic 470-20 ”) and Derivatives and Hedging Contracts in Entity s Own Equity (“Subtopic 815-40 ”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred shares. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as additional paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact adopting ASU 2020-06 will have on the Company’s consolidated financial statements and related disclosures.

3.	FAIR VALUE MEASUREMENTS

The following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$32,687	$—	$—	$32,687
Total assets measured at fair value	$32,687	$—	$—	$32,687
Liabilities:
Derivative liability	$—	$—	$—	$—
Warrant liability	—	—	1,605,020	1,605,020
Total liabilities measured at fair value	$—	$—	$1,605,020	$1,605,020

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,248	$—	$—	$33,248
Total assets measured at fair value	$33,248	$—	$—	$33,248
Liabilities:
Derivative liability	$—	$—	$5,379,878	$5,379,878
Warrant liability	—	—	1,871,687	1,871,687
Total liabilities measured at fair value	$—	$—	$7,251,565	$7,251,565

No transfers between levels have occurred in either reporting period presented.  Refer to Note 8 below for further discussion on the extinguishment of the derivative liability and Note 9 below for disclosures related to the warrant liability.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2022	2021
Upfront research payments	$845,387	$554,878
Goods and services tax receivable	56,421	48,690
Insurance	14,725	32,853
Dues and subscriptions	25,791	—
Consultants	56,910	69,915
License fee	33,944	19,754
Deposits	13,605	6,839
Deferred financing costs	176,904	—
Miscellaneous	1,514	4,387
Total prepaid expenses and other current assets	$1,225,201	$737,316

5.	PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	June 30,	December 31,
	2022	2021
Laboratory equipment	$65,285	$66,403
Computer equipment	19,383	17,657
Total property and equipment	84,668	84,060
Less: accumulated depreciation	(81,892)	(79,389)
Property and equipment, net	$2,776	$4,671

Depreciation expense was $2,108 and $10,750 for the three months ended June 30, 2022 and 2021, respectively and $3,887 and $21,477 for the six months ended June 30, 2022 and 2021, respectively.

6.	INTANGIBLE ASSETS

The Company has intangible assets consisting of acquired rights and patents with finite lives.

In March 2012, the Company acquired rights to a certain patented technology that it had licensed from its Chief Scientific Officer for C$100,000. The Company is amortizing this asset over its expected useful life of 15 years.

	June 30,	December 31,
	2022	2021
Intangible assets	$77,683	$79,015
Less: accumulated amortization	(53,126)	(51,401)
Intangible assets, net	$24,557	$27,614

Amortization expense was $1,306 and $1,320 for the three months ended June 30, 2022 and 2021, respectively and $2,622 and $2,637 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the estimated expected amortization expense related to the Company’s intangible assets is $2,591 for the remaining 6 months of 2022, $5,183 for each year through the year ended 2026, and the remaining $1,234 to be expensed during the year ended 2027.

7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Legal	$100,164	$171,777
Accounting	73,662	123,026
Research and development	569,335	106,845
Accrued interest	—	54,398
Other	242,872	64,047
Accrued liabilities	$986,033	$520,093

8.	CONVERTIBLE DEBT

In March 2021, the Company completed a $7.0 million private placement of the convertible unsecured debentures ("Debentures"). The Company allocated $3,567,442 of proceeds to the Debentures. The Company incurred $48,220 of issuance costs in connection with the private placement of which $24,575 was allocated to the Debentures and amortized over the life of the Debentures. The conversion feature has been recognized as a derivative liability recorded as a discount to the Debentures, adjusted to fair value each reporting period with the change in fair value recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. The derivative liability was valued at $3,432,558 at issuance.

On June 17, 2022, the Company amended the conversion feature of the Debentures (the “Amended and Restated Debentures”). Previously, the Debentures were convertible into Common Shares at the option of the holder at any time and from time to time at a conversion price of $6.00. Following the amendment, the Amended and Restated Debentures became convertible into Series 1 Convertible Preferred Shares at the option of the holder at any time and from time to time at a conversion price of $6.00. No other terms of the Debentures were amended. The modification of the Debentures was determined to be non-substantial.

Between June 17, 2022 and June 19, 2022, the Company received notices of conversion from the holders of the Company’s Amended and Restated Debentures, requesting conversions in the aggregate of $7.0 million, representing the entirety of the outstanding balance thereof. In satisfaction of the notices of conversion, the Company issued, in the aggregate, 70,000,000 Series 1 Convertible Preferred Shares, described further in Note 9, to the Amended and Restated Debenture holders in accordance with the terms of the Amended and Restated Debentures and made cash payments to settle accrued interest through the conversion dates in the amount of $17,069.

The Company recognized the redemption as an extinguishment of the outstanding debt and the related derivative, which required a remeasurement of the derivative liability as of June 19, 2022. The derivative liability at June 19, 2022 was valued at $2,741,058 using a scenario-based valuation method using a Monte Carlo simulation model, volatility of 87%, a risk-free interest rate of 2.94% and a selected debt yield of 27.2%. On June 19, 2022, following the remeasurement of the derivative liability, the Company recognized a gain from the change in fair value of the derivative liability of $892,753 during the three months ended June 30, 2022. The total gain recognized on the change in fair value of the derivative liability was $2,643,123 during the six months ended June 30, 2022. The extinguishment of the convertible notes was accounted for as follows:

June 19, 2022
Carrying value of convertible debt net of issuance costs and debt discount (includes amortization of debt discount of $117,212 from April 1, 2022 to June 19, 2022)	$4,166,363
Derivative liability remeasured as of June 19, 2022	2,741,058
Total liabilities extinguished on conversion	6,907,421
Fair value of Series 1 Convertible Preferred Shares recorded to additional paid-in-capital	5,600,000
Gain on extinguishment of convertible debt and derivative liability	$1,307,421

The fair value of Series 1 Convertible Preferred Shares recorded to additional paid-in-capital was calculated using the observable market price of Common Shares as the basis for determining fair value. The fair value of Common Shares was $0.08 per share on the conversion date. Legal fees resulting from the debt modification were expensed as incurred.

9.	EQUITY

The Company has authorized an unlimited number of both Common and Preferred Shares. As of June 30, 2022 and December 31, 2021, the Company had 7,195,529 issued and outstanding Common Shares and 70,000,000 and 0 issued and outstanding Series 1 Convertible Preferred Shares as of June 30, 2022 and December 31, 2021, respectively. The Common Shares have no par value.

Common Shares reserved for future issuance consists of the following:

	June 30,	December 31,
	2022	2021
Warrants	1,560,588	1,560,588
Series 1 Convertible Preferred Shares	1,166,667	—
Convertible debt	—	1,166,667
Options issued and outstanding under stock option plan	834,691	738,037
Deferred share units	1,061	1,061
Common Shares available for grant under stock option plan	185,144	281,798
Total Common Shares reserved for future issuance	3,748,151	3,748,151

The rights of the Common Shares are as follows:

Voting

Subject to any special voting rights or restrictions, holders of Common Shares entitled to vote shall have one vote per share.

Dividends

The Company’s Board of Directors may from time to time declare and authorize payment of dividends, if any, as they may deem advisable and need not give notice of such declaration to any shareholder. Subject to the rights of common shareholders, if any, holding shares with specific rights as to dividends, all dividends on Common Shares shall be declared and paid according to the number of such shares held and paid in Canadian dollars.

Liquidation Rights

In the event of the liquidation, dissolution or winding-up of the Company or any other distribution of the Company’s assets for the purpose of winding up the Company’s affairs, after the payment of dividends declared but unpaid, the holders of Common Shares shall be entitled pari passu to receive any remaining property of the Company.

Series 1 Convertible Preferred Shares

On June 17, 2022, the directors of the Company authorized the issuance of 70,000,000 Series 1 Convertible Preferred Shares (“Preferred Shares”) with the following preferences, privileges and rights:

Dividends

If the Company declares, pays or sets aside any dividends on shares of any other class or series of capital stock the holders of the Preferred Shares shall receive a dividend on each outstanding share of Preferred Share in an amount equal to that dividend per share of the Preferred Share as would equal the product of the dividend payable as if all shares of such series had been converted into Common Shares.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Preferred Shares shall be entitled to be paid out of the assets of the Company available for distribution to the shareholders an amount per share equal to $6.00, plus any dividends declared but not paid. If, upon any such liquidation event, the assets available for distribution to the shareholders are insufficient to pay the holders of the Preferred Shares, the holders of the Preferred Shares shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Voting

The Preferred Shares do not confer any voting rights or privileges.

Redemption

The Preferred Shares are not subject to mandatory redemption or other redemption provisions for which the events resulting in redemption are not within the Company’s control.

Optional Conversion

Preferred Shares are convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable Common Shares as is determined by dividing $0.10 by the applicable conversion price in effect at the time of conversion. The Conversion Price was initially equal to $0.10 and, following the Reverse Share Split on June 28, 2022, is equal to $6.00, such that 60 Preferred Shares are convertible into 1 Common Share.

Mandatory Conversion

All outstanding Preferred Shares shall automatically convert into Common Shares, at the effective conversion rate upon the closing of one or more sales of equity securities resulting in at least $30 million of gross proceeds to the Company.

Equity Transactions

In August 2021, the Company announced the closing of a public offering of 2,096,354 Common Share units at a price of US$9.60 per unit for gross proceeds of $20,125,000. The Company incurred $3,067,604 of share issuance costs in conjunction with the public offering. Each Common Share unit (“Unit”) consisted of one Common Share and one-quarter Common Share purchase warrant. Each whole warrant entitles the holder thereof to purchase one quarter Common Share at an exercise price of $12.60 per share at any time for five years. The warrants contain an acceleration clause allowing the Company to accelerate the expiry date of the warrants to 30 days following a time period during which the Common Share VWAP exceeds a TSX trading price of C$37.80 for ten consecutive trading days.

The Company determined the allocation of the US$9.60 Unit issue price to the Common Shares and the one-quarter Common Share purchase warrants based on the relative fair values of the warrants, with the residual charged to equity. The Common Shares were allocated gross proceeds of $15,868,381 and share issue costs of $1,665,099. The Common Share warrants are accounted for as a warrant liability since the exercise price is in US$ while the Company’s functional currency is C$. The initial balance was calculated using the assumptions below resulting an allocation of gross proceeds of $2,739,221. Due to the existence of the acceleration option, the Company determined it was appropriate to fair value the warrants using a Monte Carlo Simulation model (“Monte Carlo”). The Common Shares issued were allocated a price of US$8.28 per share and the quarter Common Share purchase warrants were allocated a price of US$1.32. Assumptions used to determine the value of the Common Share warrants were: an average risk-free interest rate of 0.84%; annual volatility of 95.6%; and expected life of 5.0 years. The issuance costs allocated to the warrants based on the relative fair values of the warrants amounted to $444,558 and were charged to general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2022, the fair value of the warrants was calculated using the Monte Carlo model with the following parameters: risk free interest rate of 2.39%; annual volatility of 94.00%; and expected life of 4.4 years. The balance as of June 30, 2022 was $1,605,020.

June 30,
2022
Balance at December 31, 2021	$1,871,687
Change in fair value of the warrant liability	(267,742)
Foreign exchange loss	1,075
Balance at June 30, 2022	$1,605,020

December 31,
2021
Balance at December 31, 2020	$—
Warrant liability at issuance	2,739,221
Change in fair value of the warrant liability	(840,555)
Foreign exchange gain	(26,979)
Balance at December 31, 2021	$1,871,687

10.	WARRANTS

As of June 30, 2022, outstanding Common Share warrants and exercise prices denominated in C$ unless otherwise noted, related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
18.00	81,009	August 2022
17.10	21,083	August 2022
28.80	100,073	April 2023
28.80	139,659	January 2024
18.00	68,334	June 2024
18.00	150,818	November 2024
18.00	49,167	December 2024
12.00	279,613	November 2025
USD12.60	524,088	August 2026
USD9.60	146,744	August 2026
	1,560,588

11.	SHARE-BASED COMPENSATION

2007 Stock Option Plan

The Company maintains the 2007 Stock Option Plan (“2007 Option Plan”). In June 2015, the 2007 Option Plan was amended from a fixed option plan to a rolling share option plan pursuant to which the Company is authorized to grant options of up to 20% of its issued and outstanding Common Shares. Share options granted vest at various rates and have a term not exceeding ten years. As of June 30, 2022 and December 31, 2021, the Company had 185,144 and 281,798 options, respectively, available for grant under the 2007 Option Plan.

The following table summarizes the activity of the share options under the 2007 Option Plan for the six months ended June 30, 2022. All amounts are denominated in C$, except year and share amounts:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Share	Price Per	Contractual	Intrinsic
	Options	Share	Term (years)	Value
Outstanding as of December 31, 2021	738,037	$8.40	5.1	$2,231,293

Granted	151,666	7.20	—	—
Forfeited	(55,013)	18.59	—	—
Outstanding as of June 30, 2022	834,691	7.64	5.7	471,532
Vested and exercisable as of June 30, 2022	629,886	$7.25	4.5	$597,539

The aggregate intrinsic value of options outstanding and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares.

During the six months ended June 30, 2022 and 2021, the Company granted share options with a grant date fair value C$964,305 and C$328,148 respectively. During the six months ended June 30, 2022 there were no options exercised.

The fair value of the share options granted was estimated using Black Scholes with the following assumptions:

	Six Months Ended
	June 30,
	2022		2021
Weighted average fair value of Common Shares	C$	6.35	C$	14.40
Expected volatility		98.8%		90.0%
Risk-free interest rate		2.59%		0.71%
Expected dividend yield		0%		0%
Expected term (years)		6.0		2.8

Expected volatility is based on historical volatility of our shares over the expected life of the option, as our options are not readily tradable.

DSU Plan

The Company has a deferred share unit plan (“DSU Plan”) for senior officers. Under the DSU Plan, rights to the Company’s Common Shares may be awarded on a deferred payment basis up to a maximum of 16,666 Common Share units. Each Common Share unit will fully vest upon cessation of employment with the Company and then can be redeemed for one Common Share of the Company by the unitholder. The Company has 1,061 units outstanding as of June 30, 2022.

Share-based Payment Expense

The following table summarizes total share-based compensation included in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$38,473	$73,865	$100,579	$105,178
General and administrative	78,470	52,399	139,698	102,673
Total share-based compensation expense	$116,943	$126,264	$240,277	$207,851

As of June 30, 2022, there was C$1,387,704 of unrecognized share-based compensation related to options outstanding, which were expected to be recognized over weighted-average remaining service period of 3.2 years.

12.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022 and 2021, the Company paid $259,745 and $123,756, respectively, for consulting services to a firm specializing in finance and strategic support for life science companies. The Chief Financial Officer of the Company is a managing director of the consulting firm.

In April 2016, the Company entered into a three-year, collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In March 2018, the CRA was amended and funding was increased to C$892,500 over three years. In July 2018, the total funding commitment to UBC increased to C$1,130,000 over the period of the agreement. In February 2019, the CRA was amended, and funding was increased to C$2,130,000 for an additional two-year period. In September 2019, the CRA was amended, and funding was increased to C$2,630,000 for an additional one- year period. In November 2021, the CRA was amended for an additional grant of C$800,000 effective January 1, 2022, for the 2022 calendar year for total funding of C$3,430,000. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $255,563 and $197,634, respectively, and are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

13.	COMMITMENTS AND CONTINGENCIES

Research, Development and License Agreements

The Company enters into research, development and license agreements with various parties in the ordinary course of business where the Company receives research services and rights to proprietary technologies. The agreements require compensation to be paid by the Company, typically, by a combination of the following:

•	fees comprising amounts due initially on entering into the agreements and additional amounts due either on specified timelines or defined services to be provided;
•	milestone payments that are dependent on products developed under the agreements proceeding toward specified plans of clinical trials and commercial development; and
•	royalty payments calculated as a percentage of net sales, commencing on commercial sale of any product candidates developed from the technologies.

Milestone and royalty related amounts that may come due under various agreements are dependent on, among other factors, preclinical safety and efficacy, clinical trials, regulatory approvals and, ultimately, the successful development and commercial launch of a new drug, the outcomes and timings of which are uncertain. Amounts due per the various agreements for milestone payments will accrue once the occurrence of a milestone is likely. Amounts due as royalty payments will accrue as commercial revenues from the product are earned. Through June 30, 2022, no events have occurred that require accrual of any milestone or royalty related amounts.

UBC and the Vancouver Coastal Health Authority Agreement

In April 2016, the Company entered into a three-year, CRA with the UBC and the Vancouver Coastal Health Authority. The agreement was amended various times through September 2019. In January 2022, the UBC CRA was amended, and funding was increased to C$5,030,000 for an additional two years. This amendment, along with the November 2021 amendment extends the project for an additional three years, effective January 1, 2022. Refer to Note 12 Related Party Transactions.

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement. Through June 30, 2022 no accruals for royalty payments have been made.

University Health Network Agreement

In April 2006, an additional amendments through November 2013, the Company entered into an agreement with the University Health Network, Toronto, to license certain technology and related intellectual property. Under the agreement, the Company is committed to make milestone payments of up to C$635,000 based on the successful outcomes of clinical and regulatory outcomes, buyout payments and royalty payments based on revenue earned from the licensed technology. As of June 30, 2022 and December 31, 2021, no accruals for any milestones or royalty payments have been made.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers. The Company currently has directors’ and officers’ insurance.

Leases

During the six months ended June 30, 2022 and 2021, the Company made short-term lease payments in the amount of $20,301 and $5,150, respectively, and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The Company’s commitment for future payments under its lease agreements is C$9,001 for the remainder of the year ended 2022.

14.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Six Months Ended June 30,
	2022	2021
Numerator:
Net loss attributable to common shareholders	$4,790,406	$6,480,071
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	7,195,529	5,000,935
Net loss per share attributable to common shareholders, basic and diluted	$(0.67)	$(1.30)

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2022	2021
Options issued and outstanding under stock option plan	834,691	711,612
Warrants	1,560,588	889,755
Convertible debt	—	1,166,667
Series 1 Convertible Preferred Shares	1,166,667	—
Deferred share units	1,061	1,061
Total	3,563,007	2,769,095

15.	SUBSEQUENT EVENTS

No subsequent events were identified before the date these unaudited condensed consolidated financial statements were available to be issued of August 12, 2022.

ITEM 2. FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of August 12, 2022 for the three and six months ended June 30, 2022 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 and 2020 included in the Form 10 and the unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2022 and 2021 included in this Quarterly Report on Form 10-Q (collectively, the “Financial Statements”), which have been prepared by management in accordance with GAAP as issued by the FASB. All dollar amounts refer to United States dollars, except as stated otherwise. Unless otherwise stated herein, all share and per share numbers relating to the Company’s Common Shares prior to the effectiveness of the Reverse Share Split have been adjusted to give effect to the Reverse Share Split.

Overview

We are applying our patented technology platform to build a portfolio of antibody therapies, therapeutic vaccines, and other antibody-based therapies in neurodegenerative diseases and other misfolded diseases, including AD, MSA, and ALS. The Company also plans to investigate additional synucleinopathies, including PD, DLB, FTLD, PSP, CBD and schizophrenia. These diseases share a common biologic cause – misfolded versions of proteins, that otherwise perform a normal function, become toxic and kill neurons, resulting in disease. ProMIS’ technology platform is an example of the advances in drug discovery enabled by computational power, in silico discovery, and/or artificial intelligence. We believe this platform provides a potential advantage in selectively targeting the toxic misfolded proteins with therapeutics or detecting them with diagnostics.

We are developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins. Our product candidates are PMN310, PMN442, and PMN267. Our lead product candidate is PMN310, a monoclonal antibody designed to treat AD by selectively targeting the toxic misfolded form of amyloid-beta. In light of research suggesting that misfolded toxic alpha-synuclein (“a-syn”) is a primary driver of disease in synucleinopathies, our second lead product candidate, PMN442, shows robust binding to pathogenic a-syn oligomers and seeding fibrils in preclinical studies, with negligible binding to a-syn monomers and physiologic tetramers which are required for normal neuronal function. PMN267 is our third lead product candidate, which has been shown in preclinical studies to selectively recognize misfolded, cytoplasmic TAR-DNA binding protein 43 (“TDP-43”) aggregates without interacting with normal TDP-43. Misoflded TDP-43 is believed to play an important role in the development of ALS. We also have a number of earlier stage preclinical development programs as discussed in the Business section of the Form 10 Registration Statement.

We are incorporated under the Canada Business Corporations Act and located at 1920 Yonge Street, Toronto, Ontario. We are traded on the TSX and Nasdaq under the symbol PMN. We have a wholly-owned U.S. subsidiary, ProMIS USA, which was incorporated in January 2016 in the State of Delaware. To date, ProMIS USA has had no material activity and has no material financial impact on our Financial Statements. Since our inception, we have devoted substantially all of our resources to developing our platform technologies, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We have principally financed our operations through private placements of Common Shares and warrants and convertible debt.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates and any future product candidates. Our net losses were $4.8 million and $6.3 million for the six months ended June 30, 2022 and 2021, respectively, and were $2.8 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $67.0 million and $62.2 million, respectively. We expect to continue to incur net losses for the foreseeable future and, if able to raise additional funding, would expect our research and development expenses, general and administrative expenses and capital expenditures to increase. In particular, if we are able to raise additional funding we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as initiate clinical trials, hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, following the recent effectiveness of the Form 10 Registration Statement, we expect to incur additional costs associated with operating as a public company in the United States, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a public Canadian company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

We expect that our cash of $8.9 million as of June 30, 2022, will be sufficient to fund the Company’s operating expenses for at least 12 months from the date this Quarterly Report on Form 10-Q is issued. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Program Updates

ProMIS lead program PMN310: Potential Next Generation Therapy for AD

PMN310, an antibody therapy selective for toxic amyloid-beta oligomers in AD, is our lead product candidate. In the second quarter of 2022, the Company made significant progress on the program elements.

Producer cell line development has been completed. We have manufactured material to be used in Good Laboratory Practice (GLP) toxicology studies and are on track for producing current Good Manufacturing Practice (cGMP) material for use in the initial clinical trials of PMN310, if allowed to proceed. We have completed pilot toxicology, pharmacokinetics (PK) and tissue cross reactivity (TCR) studies and secured slots for the formal GLP studies that are required for an Investigational New Drug Application (“IND”). Development of assays to measure drug levels in nonhuman primates and in human studies was completed in the second quarter of 2022. Vendors have been contracted to perform these assays in support of our GLP studies.

In addition, we have initiated formulation development with two vendors, with the goal of developing a high concentration formulation that can support subcutaneous dosing as a future step to improve overall convenience and patient compliance. We expect completion of formulation work in the third quarter of 2022.

A presentation on the ProMIS discovery platform and PMN310 antibody program entitled “Selective antibody targeting of pathogenic proteins: Maximizing target engagement, minimizing target distraction” was given at the Neuro4D conference in Mainz, Germany.

Expenditures for PMN310 in the three months ended June 30, 2022 were approximately $1.8 million, not including allocations of senior management time.

ALS Portfolio, including TAR-DNA binding protein 43 (TDP-43)

The top priority for our scientific validation efforts, largely centered in Dr. Neil Cashman’s laboratory at UBC, is currently the Company’s ALS portfolio. This portfolio includes antibodies targeting misfolded forms of TDP-43, receptor of activated protein C kinase 1 (“RACK1”), and superoxide dismutase 1 (“SOD1”). Based on the binding profile and activity of selected antibodies/intrabodies against misfolded TDP-43, we have declared PMN267 as our lead candidate for the treatment of ALS.  The evidence to date supports potential use of PMN267 both as an intrabody or as a conventional antibody acting inside neurons as well as outside neurons to stop the cell-to-cell propagation of toxic TDP-43 aggregates.  PMN267 is currently being humanized in a human IgG1 framework for future clinical testing.

ProMIS’ capability to create highly selective antibodies is most critical for intracellular activity since physiologically important TDP-43 is active inside the neuron and should be avoided by the intrabodies to reduce the possibility of harmful side effects. In addition, with world expert RNA scientist, Dr. Michelle Hastings, ProMIS is exploring antisense oligonucleotide (“ASO”) therapeutic approaches, and with Dr. Justin Yerbury, is exploring protein degradation (“PROTACS”) approaches in ALS.

While targeting TDP-43 has promising therapeutic potential, we believe an optimal disease modifying therapeutic approach to ALS may require addressing multiple misfolded protein targets (TDP-43, RACK1, and SOD1), with different modalities (antibody, gene therapy vectorized antibody, ASO, PROTACS). ProMIS’ preclinical data in the ALS space were shared at the ALS Drug Development Summit in May 2022 in Boston in platform presentations entitled “Antibody vectorization for selective targeting of intracellular aggregates of misfolded TDP-43” and “Gene therapies for sporadic ALS: An emerging concept”. In addition to pursuing development of PMN267, we are exploring the scientific interaction between therapies addressing these various targets, and our goal is to identify and develop a portfolio of complementary therapies that alone and/or together may play a significant role in effectively treating disease.

In the three months ending June 30, 2022, our total expenditure for the ALS portfolio was $0.3 million, not including allocations of senior management time.

Other key projects

We continue to make considerable progress on other key projects, in addition to our top priorities PMN310 and PMN267. Based on the characterization of selected antibodies to date, we have declared PMN442 as our lead alpha-synuclein product candidate. In vivo testing in mouse disease models is ongoing and results are expected in the second half of 2022. PMN442 is currently being humanized in a human IgG1 framework for future clinical testing

In the amyloid vaccine program, the results of our initial studies with the University of Saskatchewan Vaccine and Infectious Disease Organization (VIDO) were presented at the T21 Research Society Conference in Long Beach, CA in June 2022 in a talk entitled: “Vaccination approach for prevention and early intervention in Alzheimer’s disease: Selective targeting of computationally-derived conformational B cell epitopes of soluble amyloid-beta toxic oligomers”.  Building on the data obtained, additional mouse studies are ongoing with VIDO with the goal of developing an optimized AD vaccine, conjugating our peptide antigens to a carrier protein in formulation with an adjuvant. A vaccination study in a mouse model of AD is ongoing.

David Wishart, our Chief Physics Officer, and his team are pursuing multiple novel targets including DISC1 involved in the pathogenesis of schizophrenia. ASO approaches to target pathogenic DISC1 are also being explored with Dr. Michelle Hastings.

Recent Corporate Highlights

In April 2022, the Company announced the appointment of Dr. Larry Altstiel M.D., Ph.D. to the role of Chief Medical Officer. Dr. Altstiel brings decades of medical expertise in neurodegenerative diseases and experience in the pharmaceutical industry, formerly serving as vice president and head of neuroscience and clinical research at Pfizer, where he led the selection of drug candidates, development and oversight of multiple preclinical studies and clinical studies from Phase 1 through Phase 3. He is currently part time Chief Medical Officer at Pinteon Therapeutics.

In April 2022, the Company announced that it has has nominated monoclonal antibody PMN267 as the lead candidate for its ALS program based on its binding profile and activity in cell systems.  Using ProMIS’s discovery platform, ProMIS generated high-affinity monoclonal antibodies that are selective for the misfolded, toxic form of TDP-43 and recent data generated by two independent sources have now provided additional support for the therapeutic potential of PMN267.

In May 2022, the Company announced its participation at the Neuro4D International Conference, held at the Atrium Hotel, Mainz, Germany, May 16-17, 2022.  In the Conference session “From Disease Insights to Therapeutic Options” Dr. Neil Cashman, ProMIS CSO and a member of the Conference Advisory Committee, delivered an oral presentation, entitled: “Abeta oligomers in Alzheimer’s disease: target engagement and target distraction.” A large body of scientific data has implicated misfolded oligomers as the toxic molecular species of amyloid-beta (Abeta) relevant to AD.   In his presentation, Dr. Cashman discussed the importance of selectivity for toxic Abeta oligomers in order to avoid “target distraction”, namely the absorption of antibodies by monomers which can reduce effective targeting of oligomers, and binding to plaque and vascular deposits which has been associated with adverse events such as brain edema.

In June 2022, the Company filed the Form 10 Registration Statement with the SEC to register the Company's Common Shares under Section 12(b) of the Securities Exchange Act of 1934, as amended, in connection with its application to list its Common Shares on Nasdaq.

In July 2022, the Company announced that it received final approval from Nasdaq to list its Common Shares on Nasdaq. The Company’s Common Shares began trading on Friday, July 8, 2022, under the symbol “PMN”.  The Company’s Common Shares will continue to trade on the TSX under the same symbol “PMN” (its current symbol). Concurrent with the listing of ProMIS’ Common Shares on Nasdaq, the Common Shares ceased to be quoted on the OTCQB.

Components of Operating Results

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of our products in the near future, if at all. If our product candidates are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development and research of our platform technologies, as well as unrelated discovery program expenses. We expense research and development costs in the periods in which they are incurred. These expenses include:

●	employee-related expenses, including salaries, related benefits and share-based compensation expense, for employees engaged in research and development activities;
●	external research and development expenses incurred under arrangements with third parties, such as contract research organizations or contract research organizations (“CROs”), and consultants;
●	the cost of acquiring, developing, and manufacturing clinical study materials; and
●	costs associated with preclinical and clinical activities and regulatory operations.

We enter into consulting, research, and other agreements with commercial entities, researchers, universities, and others for the provision of goods and services. Such arrangements are generally cancelable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided by the respective vendors, including our clinical sites. These costs consist of direct and indirect costs associated with our platform technologies, as well as fees paid to various entities that perform certain research on our behalf. Depending upon the timing of payments to the service providers, we recognize prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved, and experience with similar contracts. We monitor each of these factors and adjust estimates accordingly. See “Item 1A. Risk Factors” in the Form 10.

Research and development activities account for a significant portion of our operating expenses. If we are able to obtain additional funding, we expect our research and development expenses to increase substantially for the foreseeable future as we continue to implement our business strategy, which includes advancing our platform technologies through clinical development as well as other product candidates into clinical development, expanding our research and development efforts, including hiring additional personnel to support our research efforts, our clinical and product development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials.

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. Our direct research and development expenses consist primarily of external costs, including fees paid to consultants, contractors and CROs in connection with our development activities and the cost of acquiring, developing, and manufacturing clinical study materials.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs including salary, bonus, employee-benefits and share-based compensation, costs incurred in development and protection of intellectual property, professional service fees, and other general overhead and facility costs, (including rent) depreciation and amortization. If we are able to obtain additional funding, we expect our general and administrative expenses to increase substantially for the foreseeable future as we increase our administrative function to support the growth of the business and its continued research and development activities.

Other (Expense) Income

Other (expense) income consists primarily of interest expense on our Debentures and changes in the fair value of our financial instruments.

Result of Operations

Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses
Research and development	$5,132,416	$973,893	$4,158,523
General and administrative	3,670,751	699,492	2,971,259
Total operating expenses	8,803,167	1,673,385	7,129,782
Loss from operations	(8,803,167)	(1,673,385)	(7,129,782)
Other (expense)/income, net	3,963,284	(4,661,469)	8,624,753
Net loss	$(4,839,883)	$(6,334,854)	$1,494,971

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Six Months Ended June 30,
	2022	2021	Change
Direct research and development expenses by program
PMN310	$2,835,605	$263,659	$2,571,946
ALS	404,058	116,834	287,224
Platform and other programs	308,030	89,868	218,162
Indirect research and development expenses:
Personnel related expense, including share-based compensation	998,928	317,805	681,123
Consulting expense	506,180	153,905	352,275
Other operating costs	79,615	31,822	47,793
Total research and development expenses	$5,132,416	$973,893	$4,158,523

Research and development expenses increased by $4.2 million, or 427%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase is attributable to a $3.1 million increase in direct research and development expenses related to a $2.6 million increase in spending on our lead program, PMN310, largely attributable to $1.7 million of expenses on pre-clinical preparation costs and $1.1 million on external research costs, $0.3 million increase in expenses on external research costs on ALS portfolio projects and a $0.2 million increase in spending on our platform technology and other projects. Personnel related expenses increased by $0.7 million due to the engagement of additional personnel, including a part-time chief medical officer and chief operating officer, as well as the engagement of certain management personnel on a full-time basis in 2022. The $0.4 million increase in consulting expense relates to various consultants advising on the preparation of the IND and design of preclinical and clinical trials.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Six Months Ended June 30,
	2022	2021	Change
Personnel related, including share-based compensation	$802,525	$345,857	$456,668
Professional and consulting fees	2,524,643	360,451	2,164,192
Patent expense	254,802	160,114	94,688
Facility-related and other	88,781	(166,930)	255,711
Total general and administrative expenses	$3,670,751	$699,492	$2,971,259

General and administrative expenses increased by $3.0 million, or 425%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Personnel costs increased by $0.6 million due to the addition of full-time management and employees offset by a $0.1 million decrease in stock compensation. The $2.2 million increase in professional and consulting fees was due to $1.1 million of one-time costs related to our listing on Nasdaq, increased consulting fees of $0.3 million, an increase of $0.4 million in investor relations expenses, an increase of $0.1 million in recruiting costs, an increase in legal fees of $0.2 million and Board payments of $0.1 million. Patent fees increased by $0.1 million and foreign exchange costs increased by $0.2 million.

Other Expense/Income

Other income increased by $8.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to a $7.4 million change in fair value of the derivative liability and warrant liabilities and a $1.3 million gain on extinguishment of convertible debt and derivative liability, offset by $0.1 million additional interest expense incurred on the Debentures.

Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses
Research and development	$3,229,584	$754,302	$2,475,282
General and administrative	1,635,065	351,114	1,283,951
Total operating expenses	4,864,649	1,105,416	3,759,233
Loss from operations	(4,864,649)	(1,105,416)	(3,759,233)
Other income/(expense), net	2,119,611	879,873	1,239,738
Net loss	$(2,745,038)	$(225,543)	$(2,519,495)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Three Months Ended June 30,
	2022	2021	Change
Direct research and development expenses by program
PMN310	$1,837,309	$235,497	$1,601,812
ALS	293,654	87,910	205,744
Platform and other programs	193,677	10,796	182,881
Indirect research and development expenses:
Personnel related expense, including share-based compensation	546,160	261,196	284,964
Consulting expense	297,350	143,354	153,996
Other operating costs	61,434	15,549	45,885
Total research and development expenses	$3,229,584	$754,302	$2,475,282

Research and development expenses increased by $2.5 million, or 382%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase is attributable to a $2.0 million increase in direct research and development expenses related to a $1.6 million increase in spending on our lead program, PMN310, largely attributable to $1.1 million of expenses on pre-clinical preparation costs and $0.5 million on external research costs, $0.2 million in external research costs on ALS portfolio projects and a $0.2 million increase on our platform technology and other projects. The $0.2 million increase in consulting expense relates to various consultants advising on the preparation of the IND and design of preclinical and clinical trials. The increase of $0.3 million in personnel related expenses relates to the engagement of full-time and additional management personnel.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Three Months Ended June 30,
	2022	2021	Change
Personnel related, including share-based compensation	$324,500	$166,357	$158,143
Professional and consulting fees	1,117,957	201,481	916,476
Patent expense	139,210	117,728	21,482
Facility-related and other	53,399	(134,452)	187,851
Total general and administrative expenses	$1,635,066	$351,114	$1,283,952

General and administrative expenses increased by $1.3 million, or 369%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in professional and consulting fees included $0.3 million of one-time fees incurred in relation our Nasdaq listing, increased consulting fees of $0.2 million and legal fees of $0.1 million, and an increase in investor relations expenses of $0.2 million. Additional drivers included an increase in salaries, recruiting and other personnel related expenses of $0.2 million and foreign exchange costs increased by $0.2 million.

Other Expense/Income

Other income increased by $1.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to a $1.3 million gain on extinguishment of convertible debt and derivative liability, offset by a $0.1 million decrease from the change in fair value of the derivative liability and warrant liabilities.

Liquidity and Capital Resources

Sources of Liquidity

We are a development stage company as we have had minimal recurring revenues to date and do not expect to have significant revenues until we are able to sell a product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide funding, such as licensing fees, milestone payments, royalties, research funding or otherwise. Operations have been financed since inception, through the sale of equity and debt securities and the conversion of Common Share purchase warrants and share options. Our objectives, when managing capital, are to ensure there are sufficient funds available to carry out our research, development and eventual commercialization programs. When we have excess funds, we manage our liquidity risk by investing in highly liquid corporate and government bonds with staggered maturities to provide regular cash flow for current operations. We do not hold any asset-backed commercial paper and our cash is not subject to any external restrictions. We also manage liquidity risk by frequently monitoring actual and projected cash flows. The Board reviews and approves the Company’s operating and capital budgets, as well as any material transactions not in the ordinary course of business. The majority of our accounts payable and accrued liabilities have maturities of less than three months. We are dependent on our ability to generate revenues from our products or secure additional financing in order to continue our research and development activities and meet our ongoing obligations.

We incurred a net loss of $4.8 million and $2.8 million for the six months ended June 30, 2022 and three months ended June 30, 2022, respectively, and reported an accumulated deficit of $67.0 million and $58.7 million for the six months ended June 30 2022 and 2021, respectively. We expect available funds will be sufficient to fund our operating expenses for at least 12 months from the date the unaudited condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future research, pre-clinical and clinical activities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force us to delay, reduce or eliminate research and development programs and product portfolio expansion or commercialization efforts. These potential delays, reductions and eliminations could adversely affect future business prospects, and the ability to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2022	2021	Change
Net cash used in operating activities	$(7,844,557)	$(2,228,437)	$5,616,120
Net cash provided by (used in) investing activities	(2,048)	2,372	(4,420)
Net cash provided by financing activities	—	6,882,531	(6,882,531)
Effect of exchange rates on cash	(193,524)	110,758	304,282
Net increase (decrease) in cash	$(8,040,129)	$4,767,224	$(12,807,353)

Cash Flows from Operating Activities

Cash used in operating activities was $7.8 million for the six months ended June 30, 2022, which consisted of a net loss of $4.8 million, increased by $3.5 million in non-cash activities and offset by a net change of $0.5 million in our operating assets and liabilities. The additive non-cash activities primarily consisted of the change in fair value of financial instruments of $2.9 million and gain on extinguishment of debt and derivative liability of $1.3 million, offset by non-cash charges for share-based compensation of $0.2 million, $0.3 million for amortization of convertible debt discount and foreign exchange losses of $0.3 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $0.5 million increase in prepaid expenses and other current assets and an increase of $1.0 million of accounts payable and accrued liabilities.

Cash used in operating activities was $2.2 million for the six months ended June 30, 2021, which consisted of a net loss of $6.3 million, partially offset by $4.8 million in non-cash charges and increased by a net change of $0.7 million in our operating assets and liabilities. The non-cash charges primarily consisted of a change in fair value of financial instruments of $4.4 million, share-based compensation of $0.2 million and amortization of debt discount of $0.1 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $0.5 million increase in prepaid expenses and other current assets and a net decrease of $0.2 million in accounts payable, accrued liabilities and deferred management compensation.

Cash Flows from Investing Activities

Cash (used in) provided by investing activities was nominal for the six months ended June 30, 2022 and June 30, 2021.

Cash Flows from Financing Activities

There was no cash used in or provided by financing activities during the six months ended June 30, 2022.

Cash provided by financing activities was $6.9 million for the six months ended June 30, 2021, which consisted of proceeds from March 2021 convertible debt offering.

Critical Accounting Policies and Estimates

Our MD&A is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our audited consolidated financial statements for the year ended December 31, 2021. The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make certain judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgement about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, accrual for research and development expenses, the valuation of share-based compensation and the valuation of warrant liabilities and embedded derivative liabilities. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such difference may be material.

Other than as described in Note 2 of our unaudited interim condensed consolidated financial statements included herein, there have been no material changes to our critical accounting estimates since December 31, 2021.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to the accompanying unaudited condensed consolidated financial statements.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Fully Diluted Share Capital

The number of issued and outstanding Common Shares on a fully converted basis as at June 30, 2022 was as follows:

Number of
Common
Share
Equivalents
Common Shares	7,195,529
Options issued and outstanding under stock option plan	834,691
Warrants	1,560,588
Series 1 Convertible Preferred Shares	1,166,667
Deferred share units	1,061
Total - June 30, 2022	10,758,536

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to a number of financial risks that can affect our operating performance. These risks are credit risk, liquidity risk and market risk. Our overall risk management program and prudent business practices seek to minimize any potential adverse effects on the Company’s financial performance.

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2021 and six months ended June 30, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

Liquidity Risk

Our exposure to liquidity risk is dependent on purchasing obligations and raising funds to meet commitments and sustain operations. We are a pre-revenue development stage company, and we rely on external fundraising to support our operations. We also manage liquidity risk by continuously monitoring actual and projected cash flows. Our Board of Directors reviews and approves the Company’s operating budget, as well as any material transaction.

Foreign Currency Exchange Risk

We are exposed to foreign exchange risk on our US dollar denominated cash and US dollar denominated liabilities. As of December 31, 2021, we held $17.7 million of cash and prepaid expenses and $12.1 million of accounts payable, accrued liabilities, convertible debt, derivative and warrant liability. A 10% change in the USD exchange rate on the December 31, 2021 balances would impact net loss by $0.6 million. As of June 30, 2022, we held $10.2 million of cash and prepaid expenses and $3.5 million of accounts payable, accrued liabilities and warrant liability. A 10% change in the USD exchange rate on the June 30, 2022 balances would impact net loss by $0.7 million.

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2022 or 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As of June 30, 2022, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective in providing reasonable assurance in timely alerting them to material information relating to us and that information required to be disclosed in our reports is recorded, processed, summarized and reported as required to be included in our periodic SEC filings.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. We are not currently a party to any material litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10 as filed with the SEC.

We will incur increased costs and demands upon management as a result of being a public company in the United States.

As a public company recently listed in the U.S., we will incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors or as members of senior management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Recent Sales of Unregistered Equity Securities

Between June 17, 2022 and June 19, 2022, in satisfaction of the notices of conversion received from the holders of the Amended and Restated Debentures, the Company issued, in the aggregate, 70,000,000 Series 1 Convertible Preferred Shares to the Amended and Restated Debenture holders in accordance with the terms of the Amended and Restated Debentures and made cash payments to settle accrued interest through the conversion dates in the amount of $17,069. At the holder’s option, the Series 1 Convertible Preferred Shares are convertible into Common Shares after giving effect to any capital reorganization of the Company, resulting in 1,166,667 Common Shares reserved for issuance. The issuances of the Series 1 Convertible Preferred Shares did not involve any public offering and were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and outside of the United States pursuant to the exclusion from registration provided by Regulation S.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchase of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Changes in Shareholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2022.

PROMIS NEUROSCIENCES INC.

Date: August 12, 2022	By:	/s/ Eugene Williams
Eugene Williams
Chief Executive Officer
(principal executive officer)

Date: August 12, 2022	By:	/s/ Daniel Geffken
Daniel Geffken
Chief Financial Officer
(principal financial officer)