Form 10-Q
period 2022-09-30
ProMIS Neurosciences Inc.
filed 2022-11-14
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2022, the registrant had 8,579,284 Common Shares outstanding.

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

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates and intentions expressed in such forward-looking statements. Risks, uncertainties and other factors which may cause the actual results, performance or achievements of ProMIS Neurosciences Inc. (the “Company”), as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include, but are not limited to, the risks described under the heading “Risk Factors Summary” and in Item 1A—“Risk Factors” in the Company’s Registration Statement on Form 10 filed with the SEC on June 22, 2022, as amended June 30, 2022 and July 1, 2022 (the “Form 10 Registration Statement”) as well as the risks described in Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Balance Sheets

(expressed in US dollars, unless otherwise indicated)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$3,920,742	$16,943,905
Short-term investments	30,539	33,248
Prepaid expenses and other current assets	1,407,864	737,316
Total current assets	5,359,145	17,714,469
Property and equipment, net	788	4,671
Intangible assets, net	21,732	27,614
Total assets	$5,381,665	$17,746,754
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,794,807	$408,981
Accrued liabilities	1,303,908	520,093
Total current liabilities	3,098,715	929,074
Convertible debt, net of issuance costs and debt discount	—	3,906,057
Derivative liability	—	5,379,878
Warrant liability	1,553,186	1,871,687
Total liabilities	4,651,901	12,086,696

Commitments and contingencies (Note 13)
Shareholders’ equity:
Series 1 Convertible Preferred Shares, no par value, 70,000,000 shares authorized, 70,000,000 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common Shares, no par value, unlimited shares authorized, 7,195,529 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	73,988,039	68,039,178
Accumulated other comprehensive loss	(270,316)	(187,919)
Accumulated deficit	(72,987,959)	(62,191,201)
Total shareholders’ equity	729,764	5,660,058
Total liabilities and shareholders’ equity	$5,381,665	$17,746,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in US dollars, except share and per share amounts)

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$4,570,562	$805,392	$9,702,978	$1,779,285
General and administrative	1,483,573	1,265,486	5,154,324	1,964,978
Total operating expenses	6,054,135	2,070,878	14,857,302	3,744,263
Loss from operations	(6,054,135)	(2,070,878)	(14,857,302)	(3,744,263)

Other income (expense):
Interest expense, net	—	(140,912)	(282,064)	(276,317)
Change in fair value of financial instruments	61,407	997,095	2,972,272	(3,526,590)
Gain on extinguishment of convertible debt and derivative liability	—	—	1,307,421	—
Other income	35,853	4,052	62,915	1,673
Total other income (expense), net	97,260	860,235	4,060,544	(3,801,234)

Net loss	(5,956,875)	(1,210,643)	(10,796,758)	(7,545,497)
Other comprehensive gain/(loss):
Gain/(loss) on foreign currency translation	(131,874)	42,659	(82,397)	(102,558)
Comprehensive loss	$(6,088,749)	$(1,167,984)	$(10,879,155)	$(7,648,055)
Net loss per Common Share, basic and diluted	$(0.85)	$(0.20)	$(1.51)	$(1.44)
Weighted-average Common Shares, basic and diluted	7,195,529	5,919,485	7,195,529	5,310,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(expressed in US dollars, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2021	4,828,846	$—	$51,655,168	$(50,731)	$(52,401,095)	$(796,658)
Conversion of special warrants	270,326	—	—	—	—	—
Share-based compensation	—	—	397,480	—	—	397,480
Issuance of common shares, net of issuance costs of $1,665,099	2,096,357	—	15,867,936	—	—	15,867,936
Foreign currency translation	—	—	—	(102,558)	—	(102,558)
Net loss	—	—	—	—	(7,545,497)	(7,545,497)
Balance, September 30, 2021	7,195,529	$—	$67,920,584	$(153,289)	$(59,946,592)	$7,820,703

						Accumulated
	Series 1 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2022	—	$—	7,195,529	$—	$68,039,178	$(187,919)	$(62,191,201)	$5,660,058
Share-based compensation	—	—	—	—	348,861	—	—	348,861
Conversion of convertible debt and derivative liability to Series 1 Preferred Shares	70,000,000	—	—	—	5,600,000	—	—	5,600,000
Foreign currency translation	—	—	—	—	—	(82,397)	—	(82,397)
Net loss	—	—	—	—	—	—	(10,796,758)	(10,796,758)
Balance, September 30, 2022	70,000,000	$—	7,195,529	$—	$73,988,039	$(270,316)	$(72,987,959)	$729,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(expressed in US dollars, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, June 30, 2021	5,099,172	$—	$51,863,019	$(195,948)	$(58,735,949)	(7,068,878)
Share-based compensation	—	—	189,629	—	—	189,629
Issuance of common shares, net of issuance costs of $1,665,099	2,096,357	—	15,867,936	—	—	15,867,936
Foreign currency translation	—	—	—	42,659	—	42,659
Net loss	—	—	—	—	(1,210,643)	(1,210,643)
Balance, September 30, 2021	7,195,529	$—	$67,920,584	$(153,289)	$(59,946,592)	7,820,703

						Accumulated
	Series 1 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, June 30, 2022	70,000,000	$—	7,195,529	$—	$73,879,455	$(138,442)	$(67,031,084)	$6,709,929
Share-based compensation	—	—	—	—	108,584	—	—	108,584
Foreign currency translation	—	—	—	—	—	(131,874)	—	(131,874)
Net loss	—	—	—	—	—	—	(5,956,875)	(5,956,875)
Balance, September 30, 2022	70,000,000	$—	7,195,529	$—	$73,988,039	$(270,316)	$(72,987,959)	$729,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(expressed in US dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(10,796,758)	$(7,545,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	348,861	397,480
Foreign currency exchange loss	367,649	107,905
Change in fair value of derivative liability	(2,643,123)	3,601,082
Change in fair value of warrant liability	(326,741)	(31,141)
Depreciation of property and equipment	5,771	32,339
Amortization of debt discount and issuance costs	247,046	241,558
Amortization of intangible assets	3,886	3,959
Loss on joint venture	—	2,373
Gain on extinguishment of convertible debt and derivative liability	(1,307,421)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(781,683)	(1,903,741)
Accounts payable	1,518,327	16,551
Accrued liabilities	883,931	223,937
Deferred compensation	—	(405,508)
Net cash used in operating activities	(12,480,255)	(5,258,703)
Cash flows from investing activities
Purchase of property and equipment	(2,024)	(1,187)
Other investing activities	—	—
Net cash used in investing activities	(2,024)	(1,187)
Cash flows from financing activities
Proceeds from convertible debt	—	6,915,199
Proceeds from issuance of common share units, net of issuance costs	—	15,867,936
Proceeds from issuance of warrants	—	2,739,221
Net cash provided by financing activities	—	25,522,356
Effect of exchange rates on cash	(540,884)	(174,228)
Net (decrease)/increase in cash	(13,023,163)	20,088,238

Cash at beginning of period	16,943,905	806,887
Cash at end of period	$3,920,742	$20,895,125

Supplemental disclosure of cash flow information
Conversion of convertible debt and derivative liability to Series 1 Convertible Preferred Shares	$5,600,000	$—
Cash paid for interest on convertible debt	$87,069	$—
Issuance of compensation warrants in consideration of issuance costs	$—	$957,947

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

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act and is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Toronto Stock Exchange (“TSX”) and on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (US) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of September 30, 2022, ProMIS USA has had no material activity and has no material financial impact on the Company’s unaudited condensed consolidated financial statements.

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

The extent to which the novel coronavirus may continue to impact the Company’s business, preclinical research and development activities will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of illness arising with new COVID-19 variants, and the national and global response to such outbreaks. The current global uncertainty and its effect on the local and global economies may also have an adverse effect on the Company’s ability to secure additional financing to continue its research and development programs.

Liquidity Risk

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues from its activities. The Company had a net loss of $6.0 million and $10.8 million for the three and nine months ended September 30, 2022, respectively, and an accumulated deficit of $73.0 million as of September 30, 2022. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these unaudited condensed consolidated financial statements are issued. The Company will require additional funding to conduct future clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could force delays, reduce or eliminate research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect future business prospects, and the ability to continue operations.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations, and cash flows. The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of warrant liabilities and embedded derivative liabilities. Actual results could differ from those estimates, and such differences could be material to the unaudited condensed consolidated financial statements.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company has one operating segment and its Chief Executive Officer serves as the CODM. Substantially all of the Company’s assets are located in Canada.

Foreign Currency

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. The reporting currency of the Company is the United States dollar (“US$” or “$”) and the functional currency of the Company is the Canadian dollar (“C$”). The assets and liabilities of the Company are translated to US$ at exchange rates in effect at the balance sheet date. All income statement accounts are translated at average exchange rates. Resulting foreign currency translation adjustments are recorded directly in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity (deficit). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss when realized and are not material for the three or nine months ended September 30, 2022 and 2021.

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

In June 2016, and in later clarifying amendments, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The pronouncement changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the potential impact adopting ASU 2016-13 will have on the Company’s consolidated financial statements and related disclosures.

3.	FAIR VALUE MEASUREMENTS

The following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$30,539	$—	$—	$30,539
Total assets measured at fair value	$30,539	$—	$—	$30,539
Liabilities:
Derivative liability	$—	$—	$—	$—
Warrant liability	—	—	1,553,186	1,553,186
Total liabilities measured at fair value	$—	$—	$1,553,186	$1,553,186

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,248	$—	$—	$33,248
Total assets measured at fair value	$33,248	$—	$—	$33,248
Liabilities:
Derivative liability	$—	$—	$5,379,878	$5,379,878
Warrant liability	—	—	1,871,687	1,871,687
Total liabilities measured at fair value	$—	$—	$7,251,565	$7,251,565

No transfers between levels have occurred in either reporting period presented. Refer to Note 8 below for further discussion on the extinguishment of the derivative liability and Note 9 below for disclosures related to the warrant liability.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2022	2021
Upfront research payments	$85,675	$554,878
Goods and services tax receivable	60,711	48,690
Insurance	700,344	32,853
Dues and subscriptions	15,283	—
Consultants	9,958	69,915
License fee	48,555	19,754
Deposits	12,711	6,839
Deferred financing costs	470,054	—
Miscellaneous	4,573	4,387
Total prepaid expenses and other current assets	$1,407,864	$737,316

5.	PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	September 30,	December 31,
	2022	2021
Laboratory equipment	$60,994	$66,403
Computer equipment	18,109	17,657
Total property and equipment	79,103	84,060
Less: accumulated depreciation	(78,315)	(79,389)
Property and equipment, net	$788	$4,671

Depreciation expense was $1,883 and $10,862 for the three months ended September 30, 2022 and 2021, respectively and $5,771 and $32,339 for the nine months ended September 30, 2022 and 2021, respectively.

6.	INTANGIBLE ASSETS

The Company has intangible assets consisting of acquired rights and patents with finite lives.

In March 2012, the Company acquired rights to a certain patented technology that it had licensed from its Chief Scientific Officer for C$100,000. The Company is amortizing this asset over its expected useful life of 15 years.

	September 30,	December 31,
	2022	2021
Intangible assets	$72,577	$79,015
Less: accumulated amortization	(50,845)	(51,401)
Intangible assets, net	$21,732	$27,614

Amortization expense was $1,263 and $1,322 for the three months ended September 30, 2022 and 2021, respectively and $3,886 and $3,959 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the estimated expected amortization expense related to the Company’s intangible assets is $1,211 for the remaining three months of 2022, $4,842 for each year through the year ended 2026, and the remaining $1,153 to be expensed during the year ended 2027.

7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Legal	$212,161	$171,777
Accounting	42,544	123,026
Research and development	869,975	106,845
Accrued interest	—	54,398
Other	179,228	64,047
Accrued liabilities	$1,303,908	$520,093

8.	CONVERTIBLE DEBT

In March 2021, the Company completed a $7.0 million private placement of the convertible unsecured debentures (“Debentures”). The Company allocated $3,567,442 of proceeds to the Debentures. The Company incurred $48,220 of issuance costs in connection with the private placement of which $24,575 was allocated to the Debentures and amortized over the life of the Debentures. The conversion feature has been recognized as a derivative liability recorded as a discount to the Debentures, adjusted to fair value each reporting period with the change in fair value recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. The derivative liability was valued at $3,432,558 at issuance.

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

In June 2022, the Company received notices of conversion from the holders of the Company’s Amended and Restated Debentures, requesting conversions in the aggregate of $7.0 million, representing the entirety of the outstanding balance thereof. In satisfaction of the notices of conversion, the Company issued 70,000,000 Series 1 Convertible Preferred Shares, described further in Note 9, to the Amended and Restated Debenture holders in accordance with the terms of the Amended and Restated Debentures and made cash payments to settle accrued interest of $17,069.

The Company recognized the redemption as an extinguishment of the outstanding debt and the related derivative, which required a remeasurement of the derivative liability as of June 19, 2022. The derivative liability at June 19, 2022 was valued at $2,741,058 using a scenario-based valuation method using a Monte Carlo (“Monte Carlo”) simulation model, volatility of 87%, a risk-free interest rate of 2.94% and a selected debt yield of 27.2%. On June 19, 2022, following the remeasurement of the derivative liability, the Company recognized a gain from the change in fair value of the derivative liability of $892,753 during the three months ended June 30, 2022. The total gain recognized on the change in fair value of the derivative liability was $2,643,123 during the nine months ended September 30, 2022. The extinguishment of the convertible notes was accounted for as follows:

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

The Company has authorized an unlimited number of both Common and Preferred Shares. As of September 30, 2022 and December 31, 2021, the Company had 7,195,529 issued and outstanding Common Shares and 70,000,000 and 0 issued and outstanding Series 1 Convertible Preferred Shares as of September 30, 2022 and December 31, 2021, respectively. The Common Shares have no par value.

Common Shares reserved for future issuance consists of the following:

	September 30,	December 31,
	2022	2021
Warrants	1,458,496	1,560,588
Series 1 Convertible Preferred Shares	1,166,667	—
Convertible debt	—	1,166,667
Options issued and outstanding under stock option plan	1,043,025	738,037
Deferred share units	1,061	1,061
Common Shares available for grant under stock option plan	396,080	281,798
Total Common Shares reserved for future issuance	4,065,329	3,748,151

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

Equity Transactions

In August 2021, the Company announced the closing of a public offering of 2,096,357 Common Share units at a price of $9.60 per unit for gross proceeds of $20,125,000. The Company incurred $3,067,604 of share issuance costs in conjunction with the public offering. Each Common Share unit (“Unit”) consisted of one Common Share and one-quarter Common Share purchase warrant. Each whole warrant entitles the holder thereof to purchase one quarter Common Share at an exercise price of $12.60 per share at any time for five years. The warrants contain an acceleration clause allowing the Company to accelerate the expiry date of the warrants to 30 days following a time period during which the Common Share VWAP exceeds a TSX trading price of C$37.80 for ten consecutive trading days.

The Company determined the allocation of the US$9.60 per Unit issue price to the Common Shares and the one-quarter Common Share purchase warrants based on the relative fair values of the warrants, with the residual charged to equity. The Common Shares were allocated gross proceeds of $15,868,381 and share issue costs of $1,665,099. The Common Share warrants are accounted for as a warrant liability since the exercise price is in US$ while the Company’s functional currency is C$. The initial balance was calculated using the assumptions below resulting an allocation of gross proceeds of $2,739,221. Due to the existence of the acceleration option, the Company determined it was appropriate to fair value the warrants using a Monte Carlo model. The Common Shares issued were allocated a price of $8.28 per share and the quarter Common Share purchase warrants were allocated a price of $1.32. Assumptions used to determine the value of the Common Share warrants were: an average risk-free interest rate of 0.84%; annual volatility of 95.6%; and expected life of 5.0 years. The issuance costs allocated to the warrants based on the relative fair values of the warrants amounted to $444,558 and were charged to general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2022, the fair value of the warrants was calculated using the Monte Carlo model with the following parameters: risk free interest rate of 4.08%; annual volatility of 89.2%; and expected life of 3.9 years. The balance as of September 30, 2022 was $1,553,186.

September 30,
2022
Balance at December 31, 2021	$1,871,687
Change in fair value of the warrant liability	(326,741)
Foreign exchange loss	8,240
Balance at September 30, 2022	$1,553,186

December 31,
2021
Balance at December 31, 2020	$—
Warrant liability at issuance	2,739,221
Change in fair value of the warrant liability	(840,555)
Foreign exchange gain	(26,979)
Balance at December 31, 2021	$1,871,687

10.	WARRANTS

As of September 30, 2022, outstanding Common Share warrants and exercise prices denominated in C$ unless otherwise noted, related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
28.80	100,073	April 2023
28.80	139,659	January 2024
18.00	68,334	June 2024
18.00	150,818	November 2024
18.00	49,167	December 2024
12.00	279,613	November 2025
USD12.60	524,088	August 2026
USD9.60	146,744	August 2026
	1,458,496

11.	SHARE-BASED COMPENSATION

2007 Stock Option Plan

The Company maintains the 2007 Stock Option Plan (“2007 Option Plan”). In June 2015, the 2007 Option Plan was amended from a fixed option plan to a rolling share option plan pursuant to which the Company is authorized to grant options of up to 20% of its issued and outstanding Common Shares. Share options granted vest at various rates and have a term not exceeding ten years. As of September 30, 2022 and December 31, 2021, the Company had 396,080 and 281,798 options, respectively, available for grant under the 2007 Option Plan.

The following table summarizes the activity of the share options under the 2007 Option Plan for the nine months ended September 30, 2022. All amounts are denominated in C$, except year and share amounts:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Share	Price Per	Contractual	Intrinsic
	Options	Share	Term (years)	Value
Outstanding as of December 31, 2021	738,037	$8.15	5.1	$2,231,253

Granted	360,000	7.54	—	—
Forfeited	(55,012)	15.98	—	—
Outstanding as of September 30, 2022	1,043,025	7.53	6.4	2,377,874
Vested and exercisable as of September 30, 2022	648,698	$7.32	4.4	$2,073,899

The aggregate intrinsic value of options outstanding and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares.

During the nine months ended September 30, 2022 and 2021, the Company granted share options with a grant date fair value C$2,102,400 and C$918,822 respectively. During the nine months ended September 30, 2022 there were no options exercised.

The fair value of the share options granted was estimated using Black Scholes with the following assumptions:

	Nine Months Ended
	September 30,
	2022		2021
Weighted average fair value of Common Shares	C$	5.84	C$	6.24
Expected volatility		95.34%		94.43%
Risk-free interest rate		2.71%		0.81%
Expected dividend yield		0%		0%
Expected term (years)		6.0		4.1

Expected volatility is based on historical volatility of our shares over the expected life of the option, as our options are not readily tradable.

DSU Plan

The Company has a deferred share unit plan (“DSU Plan”) for senior officers. Under the DSU Plan, rights to the Company’s Common Shares may be awarded on a deferred payment basis up to a maximum of 16,666 Common Share units. Each deferred share unit will fully vest upon cessation of employment with the Company and then can be redeemed for one Common Share of the Company by the unitholder. The Company has 1,061 units outstanding as of September 30, 2022.

Share-based Payment Expense

The following table summarizes total share-based compensation included in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$39,627	$31,286	$151,062	$157,147
General and administrative	68,957	158,343	197,799	240,333
Total share-based compensation expense	$108,584	$189,629	$348,861	$397,480

As of September 30, 2022, there was C$2,382,998 of unrecognized share-based compensation related to options outstanding, which were expected to be recognized over weighted-average remaining service period of 3.4 years.

12.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022 and 2021, the Company paid $320,247 and $193,916, respectively, for consulting services to a firm specializing in finance and strategic support for life science companies. The Chief Financial Officer of the Company is a managing director of the consulting firm.

In April 2016, the Company entered into a three-year, collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In March 2018, the CRA was amended and funding was increased to C$892,500 over three years. In July 2018, the total funding commitment to UBC increased to C$1,130,000 over the period of the agreement. In February 2019, the CRA was amended, and funding was increased to C$2,130,000 for an additional two-year period. In September 2019, the CRA was amended, and funding was increased to C$2,630,000 for an additional one- year period. In November 2021, the CRA was amended for an additional grant of C$800,000 effective January 1, 2022, for the 2022 calendar year for total funding of C$3,430,000. In January 2022, the UBC CRA was amended, and funding was increased to C$5,030,000 for an additional two years. This amendment, along with the November 2021 amendment extends the project for an additional three years, effective January 1, 2022. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $409,268 and $233,115, respectively, and are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Following the resignation of Eugene Williams as CEO of the Company and the appointment of Gail Farfel, Ph.D. as the Company’s new CEO in September 2022, the Company entered into a Strategic Services Agreement with the former CEO. Mr. Williams will serve as a consultant and strategic advisor to the Board. During the period from September 19, 2022 and ending on its third anniversary (the “Consulting Period”), subject to earlier termination under certain circumstances, Mr. Williams will serve as a consultant to the Board providing reasonable advisory and consulting services with respect to the Company’s business. Service in this role counts as service towards the vesting and exercisability of Mr. Williams’ outstanding equity compensation awards from the Company, including awards granted to Mr. Williams in his capacity as an employee prior to his resignation date. In exchange for such consulting services, the Company will pay Mr. Williams, in equal monthly installments, a consulting fee of $225,000 per year during the Consulting Period. The Company accrued general and administrative consulting expenses of $7,500 for the prorated September 2022 consulting installment and did not make any cash payments during the nine months ended September 30, 2022.

13.	COMMITMENTS AND CONTINGENCIES

Research, Development and License Agreements

The Company enters into research, development and license agreements with various parties in the ordinary course of business where the Company receives research services and rights to proprietary technologies. The agreements require compensation to be paid by the Company, typically, by a combination of the following:

●	fees comprising amounts due initially on entering into the agreements and additional amounts due either on specified timelines or defined services to be provided;
●	milestone payments that are dependent on products developed under the agreements proceeding toward specified plans of clinical trials and commercial development; and
●	royalty payments calculated as a percentage of net sales, commencing on commercial sale of any product candidates developed from the technologies.

Milestone and royalty related amounts that may come due under various agreements are dependent on, among other factors, preclinical safety and efficacy, clinical trials, regulatory approvals and, ultimately, the successful development and commercial launch of a new drug, the outcomes and timings of which are uncertain. Amounts due per the various agreements for milestone payments will accrue once the occurrence of a milestone is likely. Amounts due as royalty payments will accrue as commercial revenues from the product are earned. Through September 30, 2022, no events have occurred that require accrual of any milestone or royalty related amounts.

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

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement. Through September 30, 2022 no accruals for royalty payments have been made.

University Health Network Agreement

In April 2006, and in additional amendments through November 2013, the Company entered into an agreement with the University Health Network, Toronto, to license certain technology and related intellectual property. Under the agreement, the Company is committed to make milestone payments of up to C$635,000 based on the successful outcomes of clinical and regulatory outcomes, buyout payments and royalty payments based on revenue earned from the licensed technology. As of September 30, 2022 and December 31, 2021, no milestones or royalty payments have been made.

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

Leases

During the nine months ended September 30, 2022 and 2021, the Company made short-term lease payments in the amount of $49,854 and $15,909, respectively, and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The Company’s commitment for future payments under its lease agreements is $9,553 for the remainder of the year ended 2022.

14.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Nine Months Ended September 30,
	2022	2021
Numerator:
Net loss attributable to common shareholders	$10,879,155	$7,648,055
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	7,195,529	5,310,483
Net loss per share attributable to common shareholders, basic and diluted	$(1.51)	$(1.44)

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2022	2021
Options issued and outstanding under stock option plan	1,043,025	689,321
Warrants	1,458,496	1,560,588
Convertible debt	—	1,166,667
Series 1 Convertible Preferred Shares	1,166,667	—
Deferred share units	1,061	1,061
Total	3,669,249	3,417,637

15.	SUBSEQUENT EVENTS

In October 2022, the Company announced the closing of a private offering of 1,383,755 Common Share units at a price of $5.40 per unit for gross proceeds of $7,472,277. Each Common Share unit (“Unit”) consisted of one Common Share and one-quarter Common Share purchase warrant. Each whole warrant entitles the holder thereof to purchase one quarter Common Share at an exercise price of $7.50 per Common Share at any time during the five-year period commencing six months after the closing date of the transaction. Related to the sale of the Units, the Company paid certain intermediaries $597,782 and issued 69,188 compensation warrants. The compensation warrants are exercisable at a price of $6.10 per Common Share any time for during the five-year period commencing six months after the closing date of the transaction. The compensation warrants have been issued as consideration for services provided by the intermediaries.

ITEM 2. FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of November 14, 2022 for the three and nine months ended September 30, 2022 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 and 2020 included in the Form 10 and the unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2022 and 2021 included in this Quarterly Report on Form 10-Q (collectively, the “Financial Statements”), which have been prepared by management in accordance with GAAP as issued by the FASB. All dollar amounts refer to United States dollars, except as stated otherwise. Unless otherwise stated herein, all share and per share numbers relating to the Company’s Common Shares prior to the effectiveness of the Reverse Share Split have been adjusted to give effect to the Reverse Share Split.

Overview

We are applying our patented technology platform to build a portfolio of antibody therapies, therapeutic vaccines, and other antibody-based therapies in neurodegenerative diseases and other protein-misfolding diseases, with a focus on Alzheimer’s disease (AD), multiple system atrophy (MSA), and amyotrophic lateral sclerosis (ALS). The Company also plans to pursue additional synucleinopathies including Parkinson’s disease (PD) and dementia with Lewy bodies (DLB), and schizophrenia. We believe these diseases share a common biologic cause – misfolded versions of proteins, that otherwise perform a normal function, becoming toxic and killing neurons, resulting in disease. ProMIS’ technology platform enables drug discovery through a combination of protein biology, physics and supercomputing. We believe this platform provides a potential advantage in selectively targeting the toxic misfolded proteins with therapeutics or detecting them with diagnostics.

We are developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins. Our product candidates are PMN310, PMN442, and PMN267. Our lead product candidate is PMN310, a monoclonal antibody designed to treat AD by selectively targeting toxic, misfolded oligomers of amyloid-beta. In light of research suggesting that misfolded toxic a-syn is a primary driver of disease in synucleinopathies, our second lead product candidate, PMN442, shows robust binding to pathogenic a-syn oligomers and seeding fibrils in preclinical studies, with negligible binding to a-syn monomers and physiologic tetramers which are required for normal neuronal function. PMN267 is our third lead product candidate, which has been shown in preclinical studies to selectively recognize misfolded, cytoplasmic TDP-43 aggregates without interacting with normal TDP-43. Misfolded TDP-43 is believed to play an important role in the development of ALS. We also have a number of earlier stage preclinical programs as discussed in the Business section of the Form 10 Registration Statement.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates and any future product candidates. Our net losses were $10.8 million and $7.5 million for the nine months ended September 30, 2022 and 2021, respectively, and were $6.0 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $73.0 million and $62.2 million, respectively. We expect to continue to incur net losses for the foreseeable future and, if able to raise additional funding, would expect our research and development expenses, general and administrative expenses and capital expenditures to increase. In particular, if we are able to raise additional funding we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as initiate clinical trials, hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, following the recent effectiveness of the Form 10 Registration Statement, we expect to incur additional costs associated with operating as a public company in the United States, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a public Canadian company.

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

We expect that our cash of $3.9 million as of September 30, 2022 and the estimated net proceeds from the October 2022 financing of $6.4 million, will not be sufficient to fund the Company’s operating expenses for at least 12 months from the date these Financial Statements were issued. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources.”

Program Updates

ProMIS lead program PMN310: Potential Next Generation Therapy for AD

PMN310, a monoclonal antibody selective for toxic amyloid-beta oligomers in AD, is our lead product candidate. In the third quarter of 2022, the Company made significant progress on the program elements.

Producer cell line development has been completed. We have manufactured material to be used in Good Laboratory Practice (GLP) toxicology studies and are on track for producing current Good Manufacturing Practice (cGMP) material for use in the initial clinical trials of PMN310, if allowed to proceed. We have completed pilot toxicology, pharmacokinetics (PK) and tissue cross reactivity (TCR) studies and conducted the formal GLP studies to support an Investigational New Drug Application (“IND”). Development of assays to measure drug levels in nonhuman primates and in human studies was completed in the second quarter of 2022. We anticipate enrolling the first subject in our phase 1a trial in the first half of 2023 subject to FDA’s acceptance of the IND.

In addition, we have initiated formulation development with two vendors, with the goal of developing a high concentration formulation that can support subcutaneous dosing as a future step to improve overall convenience and patient compliance. The first stage of development towards a subcutaneous formulation was completed in the third quarter of 2022.

Expenditures for PMN310 in the three months ended September 30, 2022 were approximately $3.0 million, not including allocations of senior management time.

ALS Portfolio, including TAR-DNA binding protein 43 (TDP-43)

The ALS portfolio includes antibodies targeting misfolded forms of TDP-43 and receptor of activated protein C kinase 1 (“RACK1”). Based on the binding profile and activity of selected antibodies/intrabodies against misfolded TDP-43, we have declared PMN267 as our lead candidate for the treatment of ALS. The evidence to date supports potential use of PMN267 both as an intrabody or as a conventional antibody acting inside neurons as well as outside neurons to stop the cell-to-cell propagation of toxic TDP-43 aggregates. PMN267 is currently being humanized in a human IgG1 framework for future clinical testing. In addition to pursuing development of PMN267, we are exploring the scientific interaction between the various targets, and our goal is to identify and develop a portfolio of complementary therapies that alone and/or together may play a significant role in effectively treating disease.

In the three months ended September 30, 2022, our total expenditure for the ALS portfolio was $0.3 million, not including allocations of senior management time.

Other key projects

We continue to make considerable progress on other key projects, in addition to our top priorities PMN310 and PMN267. Based on the characterization of selected antibodies to date, we have declared PMN442 as our lead alpha-synuclein antibody candidate. In vivo testing in mouse disease models is ongoing and results are expected in the second half of 2022. PMN442 is currently being humanized in a human IgG1 framework for future clinical testing

In the amyloid vaccine program, additional mouse studies that build on data obtained previously, are ongoing in collaboration with the Vaccine and Infectious Disease Organization (VIDO) at the University of Saskatchewan with the aim to develop an optimized AD vaccine containing our peptide antigens conjugated to a carrier protein in formulation with an adjuvant. A vaccination study in a mouse model of AD is ongoing. Studies have also been initiated with VIDO to test potential a-syn vaccine candidates utilizing our peptide antigens to target pathogenic a-syn.

Recent Corporate Highlights

In July 2022, the Company announced that it received final approval from Nasdaq to list its Common Shares on Nasdaq. The Company’s Common Shares began trading on Friday, July 8, 2022, under the symbol “PMN”. The Company’s Common Shares continue to trade on the TSX under the same symbol “PMN” (its current symbol). Concurrent with the listing of ProMIS’ Common Shares on Nasdaq, the Common Shares ceased to be quoted on the OTCQB.

In September 2022, Eugene Williams resigned as the Company’s Chief Executive Officer. He continues to serve in his role as Chairman of the Board. The Board also approved the appointment of Gail Farfel, Ph.D. as the Company’s Chief Executive Officer, effective September 19, 2022.

In October 2022, the Company closed the sale of the PIPE Units pursuant to the Unit Purchase Agreements. The gross proceeds to the Company from the PIPE Offering were approximately $7.47 million before deducting placement agent fees and other offering expenses.

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

Other (Expense) Income

Other (expense) income consists primarily of interest expense on our Debentures, changes in the fair value of our financial instruments and the gain on extinguishment of our convertible debt and derivative liability.

Result of Operations

Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses
Research and development	$9,702,978	$1,779,285	$7,923,693
General and administrative	5,154,324	1,964,978	3,189,346
Total operating expenses	14,857,302	3,744,263	11,113,039
Loss from operations	(14,857,302)	(3,744,263)	(11,113,039)
Other (expense)/income, net	4,060,544	(3,801,234)	7,861,778
Net loss	$(10,796,758)	$(7,545,497)	$(3,251,261)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2022	2021	Change
Direct research and development expenses by program
PMN310	$5,823,786	$558,965	$5,264,821
ALS	690,539	186,667	503,872
Platform and other programs	392,905	194,105	198,800
Indirect research and development expenses:
Personnel related expense, including share-based compensation	1,572,609	495,076	1,077,533
Consulting expense	1,110,319	297,357	812,962
Other operating costs	112,820	47,115	65,705
Total research and development expenses	$9,702,978	$1,779,285	$7,923,693

Research and development expenses increased by $8.0 million, or 445%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase is attributable to a $6.0 million increase in direct research and development expenses related to a $5.3 million increase in spending on our lead program, PMN310, largely attributable to $3.3 million of expenses on pre-clinical preparation costs and $2.3 million on external research costs, $0.5 million increase in expenses on external research costs on ALS portfolio projects and a $0.2 million increase in spending on our platform technology and other projects. Personnel related expenses increased by $1.1 million due to the engagement of additional personnel, including a part-time chief medical officer and chief operating officer, as well as the engagement of certain management personnel on a full-time basis in 2022. The $0.8 million increase in consulting expense relates to various consultants advising on the preparation of the IND and design of preclinical and clinical trials for PMN310.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Nine Months Ended September 30,
	2022	2021	Change
Personnel related, including share-based compensation	$1,140,720	$633,193	$507,527
Professional and consulting fees	3,706,245	734,159	2,972,086
Patent expense	358,974	309,229	49,745
Facility-related and other	(51,615)	288,397	(340,012)
Total general and administrative expenses	$5,154,324	$1,964,978	$3,189,346

General and administrative expenses increased by $3.2 million, or 162%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Personnel costs increased by $0.6 million due to the addition of full-time management and employees offset by a $0.1 million decrease in stock compensation. The $3.0 million increase in professional and consulting fees was due to $1.3 million of one-time costs related to our listing on Nasdaq, increased consulting fees of $0.3 million, an increase of $0.6 million in investor relations expenses, an increase of $0.1 million in recruiting costs, an increase in legal fees of $0.3 million, increased Board payments of $0.1 million and an increase an insurance of $0.2 million. Patent fees increased by $0.1 million and facilities costs increased by $0.1 million offset by warrant issuance costs of $0.5 million related to the August 2021 financing.

Other Income (Expense)

Other income increased by $7.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a $6.5 million change in fair value of the derivative liability and warrant liabilities, a $1.3 million gain on extinguishment of convertible debt and derivative liability, and a $0.1 million increase in other income.

Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses
Research and development	$4,570,562	$805,392	$3,765,170
General and administrative	1,483,573	1,265,486	218,087
Total operating expenses	6,054,135	2,070,878	3,983,257
Loss from operations	(6,054,135)	(2,070,878)	(3,983,257)
Other income/(expense), net	97,260	860,235	(762,975)
Net loss	$(5,956,875)	$(1,210,643)	$(4,746,232)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Three Months Ended September 30,
	2022	2021	Change
Direct research and development expenses by program
PMN310	$2,988,181	$295,306	$2,692,875
ALS	286,481	69,833	216,648
Platform and other programs	84,875	104,237	(19,362)
Indirect research and development expenses:
Personnel related expense, including share-based compensation	573,681	177,272	396,409
Consulting expense	604,139	143,452	460,687
Other operating costs	33,205	15,292	17,913
Total research and development expenses	$4,570,562	$805,392	$3,765,170

Research and development expenses increased by $3.8 million, or 467%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase is attributable to a $2.9 million increase in direct research and development expenses related to a $2.7 million increase in spending on our lead program, PMN310, largely attributable to $1.6 million of expenses on pre-clinical preparation costs and $1.3 million on external research costs and $0.2 million in external research costs on ALS portfolio projects. The $0.5 million increase in consulting expense relates to various consultants advising on the preparation of a PMN310 IND and design of preclinical and clinical trials. The increase of $0.4 million in personnel related expenses relates to the engagement of full-time and additional management personnel in 2022.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Three Months Ended September 30,
	2022	2021	Change
Personnel related, including share-based compensation	$338,194	$287,336	$50,858
Professional and consulting fees	1,181,602	373,708	807,894
Patent expense	104,172	149,115	(44,943)
Facility-related and other	(140,395)	455,327	(595,722)
Total general and administrative expenses	$1,483,573	$1,265,456	$218,087

General and administrative expenses increased by $0.2 million, or 17%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in professional and consulting fees included $0.3 million of one-time fees incurred in relation our Nasdaq listing, increased insurance fees of $0.2 million, legal fees of $0.1 million, and an increase in investor relations expenses of $0.2 million. Additional drivers included an increase in salaries, recruiting and other personnel related expenses of $0.2 million and a benefit of $0.2 million related to foreign exchange impact, offset by a decrease in stock based compensation of $0.1 million and warrant issuance costs of $0.5 million related to the August 2021 financing.

Other Income (Expense)

Other income decreased by $0.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to a $0.9 million decrease on the gain from the change in fair value of the derivative liability and warrant liabilities offset by a decrease of $0.1 million from interest expense.

Liquidity and Capital Resources

Sources of Liquidity

We are a development stage company as we have not generated revenues to date and do not expect to have significant revenues until we are able to sell a product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide funding, such as licensing fees, milestone payments, royalties, research funding or otherwise. Operations have been financed since inception, through the sale of equity and debt securities and the conversion of Common Share purchase warrants and share options. Our objectives, when managing capital, are to ensure there are sufficient funds available to carry out our research, development and eventual commercialization programs. When we have excess funds, we manage our liquidity risk by investing in highly liquid corporate and government bonds with staggered maturities to provide regular cash flow for current operations. We do not hold any asset-backed commercial paper and our cash is not subject to any external restrictions. We also manage liquidity risk by frequently monitoring actual and projected cash flows. The Board reviews and approves the Company’s operating and capital budgets, as well as any material transactions not in the ordinary course of business. The majority of our accounts payable and accrued liabilities have maturities of less than three months. We are dependent on our ability to generate revenues from our products or secure additional financing in order to continue our research and development activities and meet our ongoing obligations.

We incurred a net loss of $10.8 million and $6.0 million for the nine months ended September 30, 2022 and three months ended September 30, 2022, respectively, and reported an accumulated deficit of $73.0 million as of September 30, 2022. Management believes that these conditions raise substantial doubt as to the Company’s ability to continue as a going concern within 12 months of the date the Financial Statements are issued. Additional funding will be necessary to fund future clinical activities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force us to delay, reduce or eliminate research and development programs and product portfolio expansion or commercialization efforts. These potential delays, reductions and eliminations could adversely affect future business prospects, and the ability to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2022	2021	Change
Net cash used in operating activities	$(12,480,255)	$(5,258,703)	$(7,221,552)
Net cash used in investing activities	(2,024)	(1,187)	(837)
Net cash provided by financing activities	—	25,522,356	(25,522,356)
Effect of exchange rates on cash	(540,884)	(174,228)	(366,656)
Net increase (decrease) in cash	$(13,023,163)	$20,088,238	$(33,111,401)

Cash Flows from Operating Activities

Cash used in operating activities was $12.5 million for the nine months ended September 30, 2022, which consisted of a net loss of $10.8 million, increased by $3.3 million in non-cash activities and offset by a net change of $1.6 million in our operating assets and liabilities. The additive non-cash activities primarily consisted of the change in fair value of financial instruments of $3.0 million and gain on extinguishment of debt and derivative liability of $1.3 million, offset by non-cash charges for share-based compensation of $0.3 million, $0.2 million for amortization of convertible debt discount and foreign exchange losses of $0.4 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $0.8 million increase in prepaid expenses and other current assets and an increase of $2.4 million of accounts payable and accrued liabilities.

Cash used in operating activities was $5.3 million for the nine months ended September 30, 2021, which consisted of a net loss of $7.5 million, partially offset by $4.4 million in non-cash charges and increased by a net change of $2.1 million in our operating assets and liabilities. The non-cash charges primarily consisted of a change in fair value of financial instruments of $3.6 million, share-based compensation of $0.4 million and amortization of debt discount of $0.2 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $1.9 million increase in prepaid expenses and other current assets and a net decrease of $0.2 million in accounts payable, accrued liabilities and deferred management compensation.

Cash Flows from Investing Activities

Cash used in investing activities was nominal for the nine months ended September 30, 2022 and September 30, 2021.

Cash Flows from Financing Activities

There was no cash used in or provided by financing activities during the nine months ended September 30, 2022.

Cash provided by financing activities was $25.5 million for the nine months ended September 30, 2021, which consisted of $6.9 million in proceeds from March 2021 convertible debt offering and $18.6 million in net proceeds from the August 2021 equity offering.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Shares on a fully converted basis as at September 30, 2022 was as follows:

Number of
Common
Share
Equivalents
Common Shares	7,195,529
Options issued and outstanding under stock option plan	1,043,025
Warrants	1,458,496
Series 1 Convertible Preferred Shares	1,166,667
Deferred share units	1,061
Total - September 30, 2022	11,260,858

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2021 and nine months ended September 30, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Foreign Currency Exchange Risk

We are exposed to foreign exchange risk on our US dollar denominated cash and US dollar denominated liabilities. As of December 31, 2021, we held $17.7 million of cash and prepaid expenses and $12.1 million of accounts payable, accrued liabilities, convertible debt, derivative and warrant liability. A 10% change in the USD exchange rate on the December 31, 2021 balances would impact net loss by $0.6 million. As of September 30, 2022, we held $5.4 million of cash and prepaid expenses and $4.7 million of accounts payable, accrued liabilities and warrant liability. A 10% change in the USD exchange rate on the September 30, 2022 balances would impact net loss by $0.1 million.

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2022 or 2021.

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

As of September 30, 2022, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective in providing reasonable assurance in timely alerting them to material information relating to us and that information required to be disclosed in our reports is recorded, processed, summarized and reported as required to be included in our periodic SEC filings.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses since inception, we anticipate that we will incur continued losses for the foreseeable future and there is substantial doubt about our ability to continue as a going concern for the full one-year period following the date of this Registration Statement/prospectus. We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Furthermore, following the effectiveness of this Registration Statement/prospectus, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We had working capital of approximately $2.3 million as of September 30, 2022. Management believes its working capital position raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date of filing of this Form 10-Q. We will require substantial additional funds for further research and development, planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products. Our ability to raise additional financing and maintain operations in the future could be at substantial risk and there can be no assurance that additional funding or partnerships will be available on acceptable terms that would foster successful commercialization of our products. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We may attempt to raise additional funds for these purposes through public or private equity or debt financing, collaborations with other biopharmaceutical companies and/or from other sources.

If we fail to attract and retain senior management and key scientific personnel, our business may be materially and adversely affected.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon members of our senior management, particularly our CEO, Gail Farfel, as well as our senior scientists and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our product candidates or any future product candidates.

Competition for qualified personnel in the biopharmaceutical field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and if we initiate commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

10.38	ProMIS Neurosciences Inc. 2015 Stock Option Plan (incorporated by reference to Exhibit 10.38 to ProMIS’ Registration Statement on Form S-1 filed November 1, 2022.
10.48

Strategic Services Agreement, dated September 12, 2022, by and between ProMIS Neurosciences Inc. and Eugene Williams, effective September 19, 2022. (incorporated herein by reference to Exhibit 10.48 to ProMIS’ Current Report on Form 8-K filed September 13, 2022).

10.49

Executive Employment Agreement of Gail Farfel dated September 12, 2022, effective September 19, 2022. (incorporated herein by reference to Exhibit 10.49 to ProMIS’ Current Report on Form 8-K filed September 13, 2022).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Changes in Shareholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2022.

PROMIS NEUROSCIENCES INC.

Date: November 14, 2022	By:	/s/ Gail Farfel
Gail Farfel
Chief Executive Officer
(principal executive officer)

Date: November 14, 2022	By:	/s/ Daniel Geffken
Daniel Geffken
Chief Financial Officer
(principal financial officer)