Form 10-K/A
period 2022-12-31
ProMIS Neurosciences Inc.
filed 2023-04-27
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Auditor Name	Auditor Location	Auditor Firm ID
Baker Tilly US, LLP	Tewksbury, Massachusetts	23

EXPLANATORY NOTE

ProMIS Neurosciences Inc. (the “Company,” “we,” “us,” “our” and other similar terms) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 8, 2023 (the “Original Form 10-K”), for the purpose of correcting a scrivener’s error in (i) the Executive Compensation introductory paragraphs in Item 11 of Part III of the Original Form 10-K; (ii) the Summary Compensation Table in Item 11 of Part III of the Original Form 10-K to disclose 2021 compensation figures for each of Eugene Williams, Gavin Malenfant and Neil Cashman; (iii) the Summary Compensation Table in Item 11 of Part III of the Original Form 10-K to disclose that Dr. Gail Farfel’s total compensation figure was $1,017,163 for the fiscal year ended December 31, 2022; and (iv) Item 14 to add the description of tax services provided and confirm that all services were pursuant to our pre-approval policies.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1 and 31.2 and the amended certifications are attached to this Amendment as Exhibit 31.3 and 31.4. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Accordingly, this Amendment consists only of the facing page, this explanatory note, Item 11 of Part III of Form 10-K, Item 14 of Part III of Form 10-K, Item 15 of Part IV of Form 10-K, the submitted exhibits and the signature page to this Amendment. The Original Form 10-K is otherwise unchanged and has been omitted. This Amendment should be read in conjunction with the Original Form 10-K. Further, this Amendment does not reflect any subsequent events occurring after the original filing date of the Original Form 10-K and does not modify or update in any way the disclosures made in the Original Form 10-K except as described above.

PART III

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

The total compensation paid to each of the named executive officers of the Company consists of a base salary or consulting fee and share options to reward and retain NEOs. Total compensation paid to each NEO reflects the executive’s overall experience, responsibility and time committed to the organization. The goal of the Company is to pay base salary compensation to retain the NEOs in the range of industry peers, while maintaining the overall goal that total compensation should include long-term components as well.

Each NEO’s base salary is determined after considering the salary levels of other executives with similar responsibilities and experience. Each NEO’s base salary is compared to salary levels of comparable executives at a variety of companies, with particular emphasis on biotechnology companies with similar market capitalizations.

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

Summary Compensation Table for 2022 and 2021

The following table sets forth all compensation paid to or earned by the named executive officers of the Company in the last two completed fiscal years.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(5)	($)(2)	($)(3)	($)
Gail Farfel CEO(4)	2022	$144,231	$25,000	$839,932	$8,000	$1,017,163
Eugene Williams Chairman & Former CEO(6)	2022	$419,942	$-	$243,929	$19,266	$683,137
	2021	$360,000	$-	$-	$21,057	$381,057
Gavin Malenfant Chief Operating Officer	2022	$380,000	$-	$-	$33,489	$413,489
	2021	$41,300	$-	$373,683	$15,400	$430,383
Neil Cashman Chief Scientific Officer	2022	$333,795	$-	$243,929	$-	$577,724
	2021	$79,017	$-	$-	$-	$79,017

(1)	The amounts reported in the Salary column include employee salaries and consulting fees. In addition, during 2021 the named executive officers were paid salary that had been accrued for service in prior years but not paid in those prior years, as follows: Eugene Williams, $257,677. Total salary paid to Mr. Williams in 2022 includes $343,692 of salary earned during his role as CEO as well as $63,750 in consulting fees following his resignation and $12,500 for board compensation fees in his role as Chairman. For Dr. Cashman, his 2022 salary of C$452,426 has been translated using the December 30, 2022 Bank of Canada exchange rate of $1.00 = C$1.3554.

(2)	The amounts reported in the Option Awards column reflects aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation - Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named executive officer. Please refer to Note 13 of the Notes to the Audited Consolidated Financial Statements for the year ended December 31, 2022 for additional information regarding share based compensation.

(3)	Amounts reported in the All Other Compensation column reflect payments made to Dr. Farfel, Mr. Williams and Mr. Malenfant for health insurance costs.

(4)	Dr. Farfel joined the Company as CEO in September 2022. The amount reported as salary reflects the amount paid to Dr. Farfel for the portion of the year in which she was employed by the Company.

(5)	Represents a one-time sign-on cash bonus payment to Dr. Farfel in connection with her commencement of employment.

(6)	Mr. Williams ceased serving as CEO of the Company on September 12, 2022.

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

Outstanding Equity Awards Table for 2022

The following table sets forth outstanding equity awards for the named executive officers of the Company at fiscal 2022 year end.

	Option Awards						Stock Awards(1)
										Equity
										incentive plan
										awards:
			Equity						Equity	market or
			Incentive						incentive	payout value
			Plan						plan	of unearned
			Awards:						awards:	shares, units
			Number				Number of		number of	or
			of				shares or	Market	unearned shares,	other
	Number of	Number of	Securities				units	value of	units or	rights
	Securities	Securities	Underlying				of	shares or	other	that
	Underlying	Underlying	Unexercised	Option			stock	units of	rights	have
	Unexercised	Unexercised	Unearned	Exercise		Option	that have	stock	that	not
	Options (#)	Options (#)	Options	Price		Expiration	not	that have not	have	vested
	Exercisable	Unexercisable	(#)	($)(2)		Date	vested (#)	vested (US$)(3)	not vested (#)	($)
Gail Farfel	-	208,334	-	$5.242	(4)	9/19/2032	-	-	-	-
Eugene Williams	78,821 Common Shares	-	-	$1.794	(5)	7/6/2025	-	-	-	-
	36,988 Common Shares	-	-	$2.880	(6)	7/31/2025	-	-	-	-
	16,666 Common Shares	-	-	$20.821	(7)	3/29/2028	-	-	-	-
	10,420 Common Shares	39,580	-	$6.202	(8)	2/10/2032	-	-	-	-
Gavin Malenfant	32,818 Common Shares	25,515	-	$8.4170	(9)	9/22/2031	-	-	-	-
Neil Cashman	78,821 Common Shares	-	-	$1.794	(5)	7/6/2025	258	$1,120.00	-	-
	36,988 Common Shares	-	-	$2.880	(6)	7/31/2025	332	$1,441.00	-	-
	10,420 Common Shares	39,580	-	$6.202	(8)	2/10/2032	471	$2,044.00	-	-

(1)	The Company’s only share-based awards (other than options) are DSUs that have been granted under the DSU Plan. DSUs only vest in full upon separation from service.

(2)	Pursuant to the Company’s Stock Option Plan, the option exercise price is granted in Canadian dollars. This presentation has been converted into U.S. dollars using the Bank of Canada daily exchange rate for December 31, 2022, which was US$1.00 to C$1.3544.

(3)	The value of the unvested share-based awards was calculated based on the closing price of the Company’s Common Shares on Nasdaq on December 30, 2022, which was $4.34.

(4)	The option was granted on September 19, 2022 with an exercise price of C$7.10. The option vests ¼ upon the first anniversary of the date of grant, and the balance vests ratably over 36 months.

(5)	The option was granted on July 6, 2015 with an exercise price of C$2.43. The option vested 1∕4 immediately with balance having vested ratably over 36 months.

(6)	The option was granted on July 31, 2015 with an exercise price of C$3.90. The option vested 1∕4 immediately with balance having vested ratably over 36 months.

(7)	The option was granted on March 29, 2018 with an exercise price of C$21.84. The option vested 1∕4 immediately with balance having vested ratably over 36 months.

(8)	The option was granted on February 10, 2022 with an exercise price of C$8.40. The option vests ratably monthly over 48 months.

(9)	The option was granted on September 22, 2021 with an exercise price of C$11.40. The option vested 1∕4 immediately with balance vested ratably over 36 months.

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

Director Compensation for 2022

The following table sets forth all compensation paid to or earned by each director of the Company during fiscal year 2022.

	Fees Earned
	or	Option
	Paid in Cash	Awards
Name(1)	($)(2)	($)(3)	Total ($)
Richard Gregory	$40,000	$-	$40,000
Patrick Kirwin	$40,000	$-	$40,000
Josh Mandel-Brehm	$40,000	$-	$40,000
Maggie Shafmaster	$40,000	$-	$40,000
Neil Warma	$40,000	$-	$40,000
William Wyman	$40,000	$-	$40,000

(1)	Dr. Cashman, who served as an executive officer during 2022, did not receive any compensation for his Board service.

(2)	Cash fees paid to non-employee directors.

(3)	The amounts reported in the Option Awards column reflects aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation - Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the director. Please refer to Note 13 of the Notes to the Audited Consolidated Financial Statements for the year ended December 31, 2021 for additional information regarding share based compensation. There were no grants made to directors during 2022.

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

Item 14. Principal Accountant Fees and Services

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

Tax Fees consist of fees for tax compliance, advice and tax services.

The Audit Committee has adopted a policy requiring pre-approval of all audit and non-audit related services to be performed by the Company’s independent auditor regardless of amount. These services may include audit services, audit-related services, tax services and other related services. PwC and Baker Tilly and management are required to periodically report to the Audit Committee regarding the extent of services provided by PwC and Baker Tilly in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All of the services provided to us by PwC and Baker Tilly were in accordance with the pre-approval policies and procedures described above.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles. (incorporated herein by reference to Exhibit 3.1 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
3.1.1	Certificate of Amendment to the Articles dated July 8, 2015. (incorporated herein by reference to Exhibit 3.1.1 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
3.1.2	Certificate of Amendment to the Articles dated June 17, 2022. (incorporated herein by reference to Exhibit 3.1.2 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
3.1.3	Certificate of Amendment to the Articles dated June 21, 2022. (incorporated herein by reference to Exhibit 3.1.3 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
3.2	Amended and Restated By-law No. 1. (incorporated herein by reference to Exhibit 3.2 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
3.2.1	By-law No. 2. (incorporated herein by reference to Exhibit 3.2.1 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
4.1	Form of Amended and Restated Unsecured Convertible Debenture dated June 17, 2022. (incorporated herein by reference to Exhibit 4.1 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
4.2	Form of PIPE Warrant. (incorporated herein by reference to Exhibit 4.2 to ProMIS’ Current Report on Form 8-K filed October 17, 2022).
4.3	Form of Placement Agent Warrant. (incorporated herein by reference to Exhibit 4.3 to ProMIS’ Current Report on Form 8-K filed October 17, 2022).
4.4	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.4 to ProMIS’ Annual Report on Form 10-K filed March 8, 2023).
10.1+	Joint Venture Agreement dated July 7, 2020 by and between ProMIS Neurosciences Inc. and BC Neuroimmunology Lab Inc. (incorporated herein by reference to Exhibit 10.1 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.2+	Joint Venture Agreement dated July 8, 2020 by and between ProMIS Neurosciences Inc. and BC Neuroimmunology Lab Inc. (incorporated herein by reference to Exhibit 10.2 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.3+	Collaborative Research Agreement by and between The University of British Columbia and Provincial Health Services Authority (on behalf of Children’s & Women’s Health Centre of British Columbia Branch, a public hospital) and ProMIS Neurosciences Inc. effective April 1, 2016. (incorporated herein by reference to Exhibit 10.3 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.3.1+	Amendment No. 1 dated February 13, 2017 to the Collaborative Research Agreement by and between The University of British Columbia and Provincial Health Services Authority (on behalf of Children’s & Women’s Health Centre of British Columbia Branch, a public hospital) and ProMIS Neurosciences Inc. (incorporated herein by reference to Exhibit 10.3.1 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.3.2+	Amendment No. 2 dated July 5, 2018 to the Collaborative Research Agreement by and between The University of British Columbia and Provincial Health Services Authority (on behalf of Children’s & Women’s Health Centre of British Columbia Branch, a public hospital) and ProMIS Neurosciences Inc. (incorporated herein by reference to Exhibit 10.3.2 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.3.3+	Amendment No. 3 dated February 13, 2019 to the Collaborative Research Agreement by and between The University of British Columbia and Provincial Health Services Authority (on behalf of Children’s & Women’s Health Centre of British Columbia Branch, a public hospital) and ProMIS Neurosciences Inc. (incorporated herein by reference to Exhibit 10.3.3 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.3.4+	Amendment No. 4 dated September 9, 2019 to the Collaborative Research Agreement by and between The University of British Columbia and Provincial Health Services Authority (on behalf of Children’s & Women’s Health Centre of British Columbia Branch, a public hospital) and ProMIS Neurosciences Inc. (incorporated herein by reference to Exhibit 10.3.4 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.3.5+	Amendment No. 5 dated January 11, 2022 to the Collaborative Research Agreement by and between the University of British Columbia and Provincial Health Services Authority (on behalf of Children’s & Women’s Health Centre of British Columbia Branch, a public hospital) and ProMIS Neurosciences Inc. (incorporated herein by reference to Exhibit 10.3.5 to ProMIS’ Registration Statement on Form S-1 filed on November 1, 2022, as amended).
10.3.6+	Memo dated November 24, 2021 confirming increase of ProMIS Neurosciences Inc. SRA with the University of British Columbia. (incorporated herein by reference to Exhibit 10.3.6 to ProMIS’ Registration Statement on Form S-1 filed on November 1, 2022, as amended).

10.4+	Amended and Restated License Agreement dated October 6, 2015 by and between The University of British Columbia and ProMIS Neurosciences Inc. (incorporated herein by reference to Exhibit 10.4 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.5+	License Agreement dated August 3, 2006 by and between Amorfix Life Sciences Ltd. and an Affiliate of Biogen Idec Inc. (incorporated herein by reference to Exhibit 10.5 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.6+	Exclusive License Agreement dated July 14, 2010 by and between Amorfix Life Sciences Ltd. and Biogen Idec MA Inc. (incorporated herein by reference to Exhibit 10.6 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.7+	License Agreement dated April 4, 2006 by and between University Health Network and Amorfix Life Sciences Inc. (incorporated herein by reference to Exhibit 10.7 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.7.1	Amendment dated July 13, 2006 to the License Agreement dated April 4, 2006 by and between University Health Network and Amorfix Life Sciences Inc. (incorporated herein by reference to Exhibit 10.7.1 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.7.2+	Amendment No. 2 dated July 11, 2007 to the License Agreement dated April 4, 2006 by and between University Health Network and Amorfix Life Sciences Ltd. (incorporated herein by reference to Exhibit 10.7.2 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.7.3+	Amendment No. 3 dated November 4, 2013 to the to the License Agreement dated April 4, 2006 by and between University Health Network and Amorfix Life Sciences Ltd. (incorporated herein by reference to Exhibit 10.7.3 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.8†+	Consulting Agreement dated April 1, 2021 by and between Elliot Paul Goldstein, MD and ProMIS Neurosciences Inc. (incorporated herein by reference to Exhibit 10.8 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.8.1†+	Consulting Agreement dated October 1, 2021 by and between Elliot Goldstein, MD and ProMIS Neurosciences Inc. (incorporated herein by reference to Exhibit 10.8.1 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.9†+	Advisory Consulting Agreement dated May 26, 2021 by and between ProMIS Neurosciences Inc. and David Wishart. (incorporated herein by reference to Exhibit 10.9 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.10†+	Consulting and Advisory Agreement dated March 1, 2005 by and between Amorfix Life Sciences Ltd. And Neil Cashman. (incorporated herein by reference to Exhibit 10.10 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.11†+	Consulting Agreement dated June 29, 2015 by and between Amorfix Life Sciences Ltd. and Virtua, LLC. (incorporated herein by reference to Exhibit 10.11 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.12†+	Consulting Agreement dated October 17, 2016 by and between ProMIS Neurosciences Inc. and Danforth Advisors, LLC. (incorporated herein by reference to Exhibit 10.12 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.12.1†+	Amendment No. 1 dated March 27, 2017 to Consulting Agreement dated October 17, 2016 by and between ProMIS Neurosciences Inc. and Danforth Advisors, LLC. (incorporated herein by reference to Exhibit 10.12.1 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.12.2†	Amendment No. 2 dated December 12, 2017 to Consulting Agreement dated October 17, 2016 by and between ProMIS Neurosciences Inc. and Danforth Advisors, LLC. (incorporated herein by reference to Exhibit 10.12.2 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.12.3†	Amendment No. 3 dated August 28, 2018 to Consulting Agreement dated October 17, 2016 by and between ProMIS Neurosciences Inc. and Danforth Advisors, LLC. (incorporated herein by reference to Exhibit 10.12.3 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.12.4†+	Amendment No. 4 dated March 27, 2017 to Consulting Agreement dated October 17, 2016 by and between ProMIS Neurosciences Inc. and Danforth Advisors, LLC. (incorporated herein by reference to Exhibit 10.12.4 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.13	Form of Finder’s Warrant Certificate dated April 30, 2018. (incorporated herein by reference to Exhibit 10.13 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.14	Form of Non-US Warrant Certificate dated April 30, 2018. (incorporated herein by reference to Exhibit 10.14 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.15	Form of Employee Stock Option Commitment. (incorporated herein by reference to Exhibit 10.15 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.16+	Form of Unit Subscription Agreement for Non-U.S. Subscribers dated February 25, 2020. (incorporated herein by reference to Exhibit 10.16 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).

10.17+	Form of Unit Subscription Agreement for Non-U.S. Subscribers dated June 17, 2019. (incorporated herein by reference to Exhibit 10.17 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.18+	Form of Unit Subscription Agreement for U.S. Subscribers dated November 27, 2018. (incorporated herein by reference to Exhibit 10.18 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.19+	Form of Unit Subscription Agreement for U.S. Subscribers dated October 21, 2019. (incorporated herein by reference to Exhibit 10.19 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.20+	Form of Unit Subscription Agreement for U.S. Subscribers dated April 13, 2018. (incorporated herein by reference to Exhibit 10.20 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.21+	Form of Unit Subscription Agreement for Non-U.S. Subscribers dated April 13, 2018. (incorporated herein by reference to Exhibit 10.21 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.22+	Form of Unit Subscription Agreement for Non-U.S. Subscribers dated November 27, 2018. (incorporated herein by reference to Exhibit 10.22 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.23+	Form of Unit Subscription Agreement for Non-U.S. Subscribers dated October 21, 2019. (incorporated herein by reference to Exhibit 10.23 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.24+	Form of Finder’s Warrant Certificate dated November 2020. (incorporated herein by reference to Exhibit 10.24 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.25+	Form of Non-U.S. Finder’s Warrant Certificate dated January 2019. (incorporated herein by reference to Exhibit 10.25 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.26+	Form of Non-U.S. Warrant Certificate dated January 2019. (incorporated herein by reference to Exhibit 10.26 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.27+	Form of Non-U.S. Warrant Certificate dated June 2019. (incorporated herein by reference to Exhibit 10.27 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.28+	Form of U.S. Warrant Certificate dated January 2019. (incorporated herein by reference to Exhibit 10.28 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.29+	Form of U.S. Warrant Certificate dated November 2020. (incorporated herein by reference to Exhibit 10.29 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.30	Form of Special Warrant Certificate dated November 4, 2020. (incorporated herein by reference to Exhibit 10.30 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.31	Form of U.S. Special Warrant Certificate dated November 4, 2020. (incorporated herein by reference to Exhibit 10.31 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.32+	Form of Warrant Certificate dated November 2020. (incorporated herein by reference to Exhibit 10.32 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.33+	Technology License Agreement dated February 1, 2006 by and between Dr. Neil Roy Cashman and Amorfix Life Sciences Ltd. (incorporated herein by reference to Exhibit 10.33 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.34+	Service Agreement dated September 1, 2020 by and between The University of Saskatchewan and ProMIS Neurosciences Inc. (incorporated herein by reference to Exhibit 10.34 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.35+	Assignment Agreement dated February 18, 2005 by and between Neil R. Cashman and Marty Lehto and the Governing Council of the University of Toronto and Amorfix Life Sciences Ltd. (incorporated herein by reference to Exhibit 10.35 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.35.1	Amendment Agreement dated April 1, 2005 to the Assignment Agreement dated February 18, 2005 by and between Neil R. Cashman and Marty Lehto and the Governing Council of the University of Toronto and Amorfix Life Sciences Ltd. (incorporated herein by reference to Exhibit 10.35.1 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.36†+	Executive Employment Agreement of Eugene Williams dated December 31, 2021. (incorporated herein by reference to Exhibit 10.36 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.37†+	Executive Employment Agreement of Gavin Malenfant dated December 31, 2021. (incorporated herein by reference to Exhibit 10.37 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.38†	ProMIS Neurosciences Inc. 2015 Stock Option Plan. (incorporated herein by reference to Exhibit 10.38 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.39†	Amorfix Life Sciences Ltd. Deferred Share Unit Plan for Canadian Senior Officers. (incorporated herein by reference to Exhibit 10.39 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.40	Form of Non-U.S. Finder’s Warrant Certificate dated November 2019. (incorporated herein by reference to Exhibit 10.40 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.41	Form of Non-U.S. Warrant Certificate dated November 2019. (incorporated herein by reference to Exhibit 10.41 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.42	Form of U.S. Warrant Certificate dated November 2019. (incorporated herein by reference to Exhibit 10.42 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).

10.43	Form of Non-U.S. Warrant Certificate dated November 2020. (incorporated herein by reference to Exhibit 10.43 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.44	Form of Broker Warrant dated August 2021. (incorporated herein by reference to Exhibit 10.44 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.45	Form of Non-U.S. Warrant Certificate dated August 2021. (incorporated herein by reference to Exhibit 10.45 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.46	Form of U.S. Warrant Certificate dated August 2021. (incorporated herein by reference to Exhibit 10.46 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.47†+	Consulting Agreement dated April 1, 2022 by and between ProMIS Neurosciences Inc. and Larry Altstiel. (incorporated herein by reference to Exhibit 10.47 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.48	Strategic Services Agreement, dated September 12, 2022, by and between ProMIS Neurosciences Inc. and Eugene Williams, effective September 19, 2022. (incorporated herein by reference to Exhibit 10.48 to ProMIS’ Current Report on Form 8-K filed September 13, 2022).
10.49	Executive Employment Agreement of Gail Farfel dated September 12, 2022, effective September 19, 2022. (incorporated herein by reference to Exhibit 10.49 to ProMIS’ Current Report on Form 8-K filed September 13, 2022).
10.50+	Unit Purchase Agreement by and between ProMIS Neurosciences Inc. and various investors (incorporated herein by reference to Exhibit 10.50 to ProMIS’ Registration Statement on Form S-1 filed on November 1, 2022, as amended).
10.51	Registration Rights Agreement by and between ProMIS Neurosciences Inc. and various investors (incorporated herein by reference to Exhibit 10.51 to ProMIS’ Registration Statement on Form S-1 filed on November 1, 2022, as amended).
10.52	Executive Employment Agreement of Neil Cashman dated January 21, 2022, effective February 1, 2022 (incorporated herein by reference to Exhibit 10.52 to ProMIS’ Registration Statement on Form S-1 filed on November 1, 2022, as amended).
10.53	Amended and Restated Placement Agent Agreement, dated September 22, 2022, by and between ProMIS Neurosciences Inc. and Ceros Financial Services, Inc. (incorporated herein by reference to Exhibit 1.1 to ProMIS’ Current Report on Form 8-K filed October 17, 2022).
10.54	Amendment No. 1 to Amended and Restated Placement Agent Agreement, dated October 5, 2022 by and between ProMIS Neurosciences Inc. and Ceros Financial Services, Inc. (incorporated herein by reference to Exhibit 1.2 to ProMIS’ Current Report on Form 8-K filed October 17, 2022).
16.1	Letter from PricewaterhouseCoopers LLP dated July 28, 2022 to the Securities and Exchange Commission regarding change in certifying accountant. (incorporated herein by reference to Exhibit 16.1 to ProMIS’ Current Report on Form 8-K filed July 29, 2022).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to ProMIS’ Annual Report on Form 10-K filed March 8, 2023).
23.1	Consent of Baker Tilly, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to ProMIS’ Annual Report on Form 10-K filed March 8, 2023).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) (incorporated by reference to Exhibit 31.1 to ProMIS’ Annual Report on Form 10-K filed March 8, 2023).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) (incorporated by reference to Exhibit 31.2 to ProMIS’ Annual Report on Form 10-K filed March 8, 2023).
31.3*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.4*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32 to ProMIS’ Annual Report on Form 10-K filed March 8, 2023).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101*).

†	Management Contract or compensatory plan or arrangement.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2023.

PROMIS NEUROSCIENCES INC.

By:	/s/ Gail Farfel
Gail Farfel
Chief Executive Officer