Form 10-Q
period 2023-03-31
ProMIS Neurosciences Inc.
filed 2023-05-15
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the registrant had 8,579,284 Common Shares outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

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

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates and intentions expressed in such forward-looking statements. Risks, uncertainties and other factors which may cause the actual results, performance or achievements of ProMIS Neurosciences Inc. (the “Company”), as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include, but are not limited to, the risks described under the heading “Risk Factors Summary” and in Item 1A—“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 8, 2023 (the “Form 10-K”), the section entitled “Risk Factors” in the Company’s Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on March 17, 2023 as well as the risks described in Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Balance Sheets

(expressed in US dollars, except share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$3,331,801	$5,875,796
Short-term investments	31,134	31,009
Prepaid expenses and other current assets	1,045,671	996,682
Total current assets	4,408,606	6,903,487
Property and equipment, net	—	321
Intangible assets, net	19,668	20,838
Total assets	$4,428,274	$6,924,646
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$6,987,026	$2,975,398
Accrued liabilities	1,718,573	3,437,646
Total current liabilities	8,705,599	6,413,044
Warrant liability	1,901,722	1,859,374
Total liabilities	10,607,321	8,272,418

Commitments and contingencies (Note 10)
Shareholders' deficit:
Series 1 Convertible Preferred Shares, no par value, 70,000,000 shares authorized, 70,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common shares, no par value, unlimited shares authorized, 8,579,284 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	79,233,571	79,101,061
Accumulated other comprehensive loss	(199,723)	(195,369)
Accumulated deficit	(85,212,895)	(80,253,464)
Total shareholders' deficit	(6,179,047)	(1,347,772)
Total liabilities and shareholders' deficit	$4,428,274	$6,924,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in US dollars, except share amounts)

(Unaudited)

	March 31,	March 31,
	2023	2022
Operating expenses:
Research and development	$3,510,252	$1,902,832
General and administrative	1,460,419	2,035,686
Total operating expenses	4,970,671	3,938,518
Loss from operations	(4,970,671)	(3,938,518)

Other income (expense):
Change in fair value of financial instruments	(41,665)	1,980,672
Interest expense on convertible debt	—	(147,773)
Other income	52,905	10,774
Total other income (expense), net	11,240	1,843,673

Net loss	(4,959,431)	(2,094,845)
Other comprehensive loss
Foreign currency translation adjustment	(4,354)	47,841
Comprehensive loss	$(4,963,785)	$(2,047,004)

Net loss per share, basic and diluted	$(0.58)	$(0.29)

Weighted-average shares outstanding of common shares, basic and diluted	8,579,284	7,195,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(expressed in US dollars, except share amounts)

(Unaudited)

						Accumulated
	Series 1 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2022	—	$—	7,195,529	$—	$68,039,178	$(187,919)	$(62,191,201)	$5,660,058
Share-based compensation	—	—	—	—	124,865	—	—	124,865
Foreign currency translation	—	—	—	—	—	47,841	—	47,841
Net loss	—	—	—	—	—	—	(2,094,845)	(2,094,845)
Balance, March 31, 2022	—	$—	7,195,529	$—	$68,164,043	$(140,078)	$(64,286,046)	$3,737,919

						Accumulated
	Series 1 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2023	70,000,000	$—	8,579,284	$—	$79,101,061	$(195,369)	$(80,253,464)	$(1,347,772)
Share-based compensation	—	—	—	—	132,510	—	—	132,510
Foreign currency translation	—	—	—	—	—	(4,354)	—	(4,354)
Net loss	—	—	—	—	—	—	(4,959,431)	(4,959,431)
Balance, March 31, 2023	70,000,000	$—	8,579,284	$—	$79,233,571	$(199,723)	$(85,212,895)	$(6,179,047)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(expressed in US dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(4,959,431)	$(2,094,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	132,510	124,865
Foreign currency exchange loss	(4,984)	(114,706)
Change in fair value of derivative liability	—	(1,736,109)
Change in fair value of warrant liability	41,665	(244,563)
Depreciation of property and equipment	322	1,780
Amortization of debt discount and issuance costs	—	130,563
Amortization of intangible assets	1,233	1,317
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(45,966)	122,907
Accounts payable	4,002,389	226,866
Accrued liabilities	(1,729,392)	215,157
Net cash used in operating activities	(2,561,654)	(3,366,768)
Cash flows from investing activities
Purchase of property and equipment	—	(2,057)
Net cash used in investing activities	—	(2,057)
Effect of exchange rates on cash	17,659	179,131
Net decrease in cash	(2,543,995)	(3,189,694)

Cash at beginning of quarter	5,875,796	16,943,905
Cash at end of quarter	$3,331,801	$13,754,211

Noncash financing activities
Cash paid for interest on convertible debt	$—	$70,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(expressed in US dollars, except share and per share amounts)

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Business Description

ProMIS Neurosciences Inc. (the “Company” or “ProMIS”) is applying its patented technology platform to build a portfolio of antibody therapies, therapeutic vaccines, and other antibody-based therapies in neurodegenerative diseases and other protein-misfolding diseases, with a focus on Alzheimer’s disease (AD), multiple system atrophy (MSA), and amyotrophic lateral sclerosis (ALS). The Company believes these diseases share a common biologic cause — misfolded versions of proteins, that otherwise perform a normal function, becoming toxic and killing neurons, resulting in disease. ProMIS’ technology platform enables drug discovery through a combination of protein biology, physics and supercomputing. ProMIS believes this platform provides a potential advantage in selectively targeting the toxic misfolded proteins with therapeutics or detecting them with diagnostics.

The Company is developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins. The Company's product candidates are PMN310, PMN442, and PMN267. The lead product candidate is PMN310, a monoclonal antibody designed to treat AD by selectively targeting toxic, misfolded oligomers of amyloid-beta. In light of research suggesting that misfolded toxic a-syn is a primary driver of disease in synucleinopathies, the second lead product candidate, PMN442, shows robust binding to pathogenic a-syn oligomers and seeding fibrils in preclinical studies, with negligible binding to a-syn monomers and physiologic tetramers which are required for normal neuronal function. PMN267 is the third lead product candidate, which has been shown in preclinical studies to selectively recognize misfolded, cytoplasmic TDP-43 aggregates without interacting with normal TDP-43. Misfolded TDP-43 is believed to play an important role in the development of ALS.

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act and is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Toronto Stock Exchange (“TSX”) and on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (US) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of March 31, 2023, ProMIS USA has had no material activity and has no material financial impact on the Company’s consolidated financial statements.

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

Liquidity Risk

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues from its activities. The Company had a net loss of $5.0 million for the three months ended March 31, 2023 and an accumulated deficit of $85.2 million as of March 31, 2023. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these unaudited condensed consolidated financial statements are issued. The Company will require additional funding to conduct future clinical activities. The Company will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could force delays, reduce or eliminate research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect future business prospects, and the ability to continue operations.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022, which are included with the Company’s Annual Report on Form 10-K and related amendments filed with the United States Securities Exchange Commission (“SEC”). Furthermore, the Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the years ended December 31, 2022 and 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC. Since the date of those audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies except for the Company’s accounting treatment of deferred financing costs for common stock issuances, further described below.

Common stock issuance costs are incremental costs directly associated with an issuance. These costs typically include fees paid to bankers or underwriters, attorneys, accountants, as well as printers and other third parties. Prior to the effective date of an offering of equity securities, specific incremental costs directly attributable to a proposed or actual offering of securities may be deferred and charged against the gross proceeds of the offering.  The Company capitalizes these deferred financing costs as prepaid expenses and other current assets in the accompanying unaudited interim condensed consolidated balance sheets until the completion of the offering.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations, and cash flows. The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year.

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

Foreign Currency

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. The reporting currency of the Company is the United States dollar (“US$” or “$”) and the functional currency of the Company is the Canadian dollar (“C$”). The assets and liabilities of the Company are translated to US$ at exchange rates in effect at the balance sheet date. All income statement accounts are translated at average exchange rates. Resulting foreign currency translation adjustments are recorded directly in accumulated other comprehensive income (loss) as a separate component of shareholders’ deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss when realized and are not material for the three months ended March 31, 2023 and 2022.

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

In June 2016, and in later clarifying amendments, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The pronouncement changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this standard effective January 1, 2023 with no material impact on the Company’s unaudited interim condensed consolidated financial statements.

3.	FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$31,134	$—	$—	$31,134
Total assets measured at fair value	$31,134	$—	$—	$31,134
Liabilities:
Warrant liability	—	—	1,901,722	1,901,722
Total liabilities measured at fair value	$—	$—	$1,901,722	$1,901,722

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$31,009	$—	$—	$31,009
Total assets measured at fair value	$31,009	$—	$—	$31,009
Liabilities:
Warrant liability	—	—	1,859,374	1,859,374
Total liabilities measured at fair value	$—	$—	$1,859,374	$1,859,374

No transfers between levels have occurred in either reporting period presented. Refer to Note 6 below for disclosures related to the warrant liability.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2023	2022
Upfront research payments	$143,785	$346,015
Goods and services tax receivable	41,521	71,626
Insurance	237,972	471,088
Dues and subscriptions	66,271	7,926
Consultants	37,750	56,797
License fee	35,122	25,700
Deposits	12,946	12,907
Deferred financing costs	464,470	—
Miscellaneous	5,834	4,623
Total prepaid expenses and other current assets	$1,045,671	$996,682

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
	2023	2022
Legal	$75,177	$—
Accounting	62,394	73,970
Research and development	1,316,393	3,185,346
Other	264,609	178,330
Accrued liabilities	$1,718,573	$3,437,646

6.	EQUITY

The Company has authorized an unlimited number of both Common and Preferred Shares. As of March 31, 2023 and December 31, 2022, the Company had 8,579,284 issued and outstanding Common Shares and 70,000,000 issued and outstanding Series 1 Convertible Preferred Shares. The Common Shares and Series 1 Convertible Preferred Shares have no par value.

Common Shares reserved for future issuance consists of the following:

	March 31,	December 31,
	2023	2022
Warrants	1,873,622	1,873,622
Series 1 Convertible Preferred Shares	1,166,667	1,166,667
Options issued and outstanding under stock option plan	1,043,025	1,043,025
Deferred Share Units	1,061	1,061
Common Shares available for grant under stock option plan	396,080	396,080
Total Common Shares reserved for future issuance	4,480,455	4,480,455

The preferences, privileges and rights of the Common Shares are as follows:

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

Mandatory Conversion

All outstanding Preferred Shares shall automatically convert into Common Shares, at the effective conversion rate upon the closing of one or more sales of equity securities resulting in at least $30 million of gross proceeds to the Company. As of March 31, 2023, the Company has raised approximately $7.4 million.

Equity Transactions

In August 2021, the Company announced the closing of a public offering of 2,096,357 Common Share units at a price of $9.60 per unit for gross proceeds of $20,125,000. Each Common Share unit consisted of one Common Share and one-quarter Common Share purchase warrant (“2021 accelerated warrants”). Each whole warrant entitles the holder thereof to purchase one Common Share at an exercise price of $12.60 per share at any time for five years. The warrants contain an acceleration clause allowing the Company to accelerate the expiry date of the warrants to 30 days following a time period during which the Common Share VWAP exceeds a TSX trading price of C$37.80 for ten consecutive trading days.

The Common Share warrants are accounted for as a warrant liability since the exercise price is in US$ while the Company’s functional currency is C$. Due to the existence of the acceleration option, the Company determined it was appropriate to fair value the warrants using a Monte Carlo Simulation model (“Monte Carlo”). As of March 31, 2023, the fair value of the 2021 accelerated warrants was calculated using the Monte Carlo model with the following parameters: risk free interest rate of 3.77%; annual volatility of 87.0%; and expected life of 3.40 years. The balance at March 31, 2023 was approximately $938,000.

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

As of March 31, 2023, the fair value of the 2022 warrants was calculated using Black-Scholes with the following parameters: risk free interest rate of 3.65%; annual volatility of 85.0%; and expected life of 4.5 years. The balance as of March 31, 2023 was approximately $964,000.

March 31,
2023
Balance at December 31, 2022	$1,859,374
Change in fair value of the warrant liability	41,665
Foreign exchange loss	683
Balance at March 31, 2023	$1,901,722

December 31,
2022
Balance at December 31, 2021	$1,871,687
October 2022 PIPE warrant liability at issuance	1,520,401
Change in fair value of the warrant liability	(1,533,644)
Foreign exchange loss	930
Balance at December 31, 2022	$1,859,374

7.	WARRANTS

As of March 31, 2023, outstanding Common Share warrants and exercise prices denominated in C$ unless otherwise noted, related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
28.80	100,073	April 2023
28.80	139,659	January 2024
18.00	68,334	June 2024
18.00	150,818	November 2024
18.00	49,167	December 2024
12.00	279,613	November 2025
USD 12.60	524,088	August 2026
USD 9.60	146,744	August 2026
USD 7.50	345,938	April 2028
USD 6.10	69,188	April 2028
	1,873,622

8.	SHARE-BASED COMPENSATION

2015 Stock Option Plan

The Company maintains the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. In June 2015, the 2015 Option Plan was amended from a fixed option plan to a rolling share option plan pursuant to which the Company is authorized to grant options of up to 20% of its issued and outstanding Common Shares. Share options granted vest at various rates and have a term not exceeding ten years. As of March 31, 2023 and December 31, 2022, the Company had 396,080 options available for grant under the 2015 Option Plan.

The following table summarizes the share options outstanding under the 2015 Option Plan for the three months ended March 31, 2023. There were no options granted, exercised or forfeited during the three months ended March 31, 2023. All amounts are denominated in C$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of December 31, 2022	1,043,025	$7.53	6.1	$1,183,860
Outstanding as of March 31, 2023	1,043,025	7.53	5.9	1,333,278
Vested and exercisable as of March 31, 2023	682,537	$7.40	4.1	$1,333,278

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

Share-based Payment Expense

The following table summarizes total share-based compensation included in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	March 31,
	2023	2022
Research and development	$38,909	$62,062
General and administrative	93,601	62,803
Total share-based compensation	$132,510	$124,865

As of March 31, 2023, there was C$2,015,470 of unrecognized share-based compensation related to options outstanding, which is expected to be recognized over weighted-average remaining service period of 3.0 years.

9.	RELATED PARTY TRANSACTIONS

UBC Collaborative Research Agreement

In April 2016, the Company entered into a three-year, collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In March 2018, the CRA was amended and funding was increased to C$892,500 over three years. In July 2018, the total funding commitment to UBC increased to C$1,130,000 over the period of the agreement. In February 2019, the CRA was amended, and funding was increased to C$2,130,000 for an additional two-year period. In September 2019, the CRA was amended, and funding was increased to C$2,630,000 for an additional one-year period. In November 2021, the CRA was amended for an additional grant of C$800,000 effective January 1, 2022, for the 2022 calendar year for total funding of C$3,430,000. In January 2022, the UBC CRA was amended, and funding was increased to C$5,030,000 for an additional two years. This amendment, along with the November 2021 amendment extends the project for an additional three years, effective January 1, 2022. During the three months ended March 31, 2023 and 2022, the Company made cash payments of $147,828 and $0 and incurred costs of $147,828 and $98,690, respectively, which are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

10.	COMMITMENTS AND CONTINGENCIES

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

Milestone and royalty related amounts that may come due under various agreements are dependent on, among other factors, preclinical safety and efficacy, clinical trials, regulatory approvals and, ultimately, the successful development and commercial launch of a new drug, the outcomes and timings of which are uncertain. Amounts due per the various agreements for milestone payments will accrue once the occurrence of a milestone is likely. Amounts due as royalty payments will accrue as commercial revenues from the product are earned. Through March 31, 2023, no events have occurred that require accrual of any milestone or royalty related amounts.

UBC and the Vancouver Coastal Health Authority Agreement

In April 2016, the Company entered into a three-year, CRA with the UBC and the Vancouver Coastal Health Authority. The agreement was amended various times through November 2021. Refer to Note 9 Related Party Transactions.

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement.  The Company made annual license payments of C$25,000 in 2023 and 2022. Through March 31, 2023, no accruals for royalty payments have been made.

University Health Network Agreement

In April 2006, and in additional amendments through November 2013, the Company entered into an agreement with the University Health Network, Toronto, to license certain technology and related intellectual property. The UHN License Agreement calls for certain customary payments such as milestone payments, buyout payments and payment to UHN between a half of one percent to a low single digit royalty on revenues. The aggregate amount of all potential milestone and buyout payments under the UHN License Agreement (excluding royalty payments) is C$3,325,000. The Company did not make any payments under the agreement to UHN pursuant to the terms of the UHN License Agreement during the three months ended March 31, 2023 and 2022. As of March 31, 2023, no accruals for any milestones or royalty payments have been made.

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

11.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common shareholders	$(4,959,431)	$(2,094,845)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	8,579,284	7,195,529
Net loss per share attributable to common shareholders, basic and diluted	$0.58	$0.29

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2023	2022
Options issued and outstanding under stock option plan	1,043,025	738,037
Warrants	1,873,622	1,560,688
Convertible debt	—	1,166,667
Series 1 Convertible Preferred Shares	1,166,667	—
Deferred Share Units	1,061	1,061
Total	4,084,375	3,466,453

12.	SUBSEQUENT EVENTS

In May 2023, the Company entered into an agreement with a vendor which gives the option to defer payment on approximately $5.3 million of current accounts payable and accrued liabilities until March 31, 2024. The outstanding balance of invoices due to the vendor will accrue interest at an annual rate of 5.5%, which will be paid monthly. The Company may repay the outstanding balance at any time.

ITEM 2. FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of May 15, 2023 for the three months ended March 31, 2023 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K and the unaudited condensed consolidated interim financial statements for the three months ended March 31, 2023 and 2022 included in this Quarterly Report on Form 10-Q (collectively,the “Financial Statements”), which have been prepared by management in accordance with GAAP as issued by the FASB. All dollar amounts refer to United States dollars, except as stated otherwise. Unless otherwise stated herein, all share and per share numbers relating to the Company’s Common Shares prior to the effectiveness of the Reverse Share Split have been adjusted to give effect to the Reverse Share Split.

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

We are developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins. Our product candidates are PMN310, PMN267, and PMN442. Our lead product candidate is PMN310, a monoclonal antibody designed to treat AD by selectively targeting toxic, misfolded oligomers of amyloid-beta. PMN267 is our second lead product candidate targeting ALS. It has been shown in preclinical studies to selectively recognize misfolded, cytoplasmic TDP-43 aggregates without interacting with normal TDP-43. Misfolded TDP-43 is believed to play an important role in the development of ALS. In light of research suggesting that misfolded toxic a-syn is a primary driver of disease in synucleinopathies such as MSA and Parkinson’s disease, our third lead product candidate, PMN442, shows robust binding to pathogenic a-syn oligomers and seeding fibrils in preclinical studies, with negligible binding to a-syn monomers and physiologic tetramers which are required for normal neuronal function. We also have earlier stage preclinical programs and a project to refine our discovery algorithm using machine learning as highlighted in the “Other Key Projects” section below.

We are incorporated under the Canada Business Corporation Act and located at 1920 Yonge Street, Toronto, Ontario. We are traded on the TSX and Nasdaq under the symbol PMN. We have a wholly-owned U.S. subsidiary, ProMIS USA, which was incorporated in January 2016 in the State of Delaware. ProMIS USA has had no material activity and has no material financial impact on our Financial Statements. Since our inception, we have devoted substantially all of our resources to developing our platform technologies and the resultant antibody product candidates, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We have principally financed our operations through public and private placements of Common Shares and warrants and convertible debt.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual licensing and/or commercialization of our product candidates and any future product candidates. Our net losses were $5.0 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $85.2 million. We expect to continue to incur net losses for the foreseeable future and, if able to raise additional funding, would expect our research and development expenses, general and administrative expenses and capital expenditures to increase. In particular, if we are able to raise additional funding, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as initiate clinical trials, hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a clinical-stage public company. In addition, if we obtain marketing approval for any product candidates, we may incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

We expect that our cash of $3.3 million as of March 31, 2023 will not be sufficient to fund the Company’s operating expenses for at least 12 months from the date these Financial Statements were issued. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources.”

Program Updates

ProMIS lead program PMN310: Potential Next Generation Therapy for Alzheimer’s Disease

PMN310, a monoclonal antibody selective for toxic amyloid-beta oligomers in AD, is our lead product candidate. In the beginning of 2023, the Company made significant progress on the program elements.

The Company successfully manufactured PMN310 drug product under cGMP conditions. In April 2023, we filed the Investigational New Drug (IND) application with the FDA and obtained clearance on May 5, 2023. The Company is planning to initiate a Phase 1a clinical trial of PMN310, subject to sufficient available resources.

Expenditures for PMN310 in the three months ended March 31, 2023 were approximately $2.4 million, not including allocations of senior management time.

ALS Portfolio, including TAR-DNA binding protein 43 (TDP-43) – PMN267

PMN267 has been humanized in a human IgG1 framework for IND-enabling studies to support the systemic, extracellular administration form. Additionally, in conjunction with a partner having expertise with vectorization, the development of an intrabody form could progress.

Multiple system atrophy – PMN442

ProMIS has selected monoclonal antibody PMN442 as its alpha-synuclein antibody lead candidate for MSA based on its selective binding and protective activity against pathogenic forms of alpha-synuclein. PMN442 has been humanized in a human IgG1 framework for IND-enabling studies.

Other key projects

We continue to make considerable progress on other key projects, in addition to our top priorities PMN310, PMN267, and PMN442.

In the amyloid vaccine program, additional mouse studies that build on data obtained previously are ongoing with the aim to develop an optimized AD vaccine containing our peptide antigens conjugated to a carrier protein in formulation with an adjuvant.

Mouse vaccination studies are also ongoing to test potential a-syn vaccine candidates utilizing our peptide antigens to target pathogenic a-syn.

Our proprietary technology employs algorithmic prediction of protein misfolding to identify disease-specific epitopes (DSEs) to which selective antibodies can be raised. An effort is underway to update the algorithms with machine learning capabilities to accelerate our ability to identify and patent DSEs and antibodies, across neurodegenerative diseases as well as other therapeutic areas.

Recent Corporate Highlights

●	In March 2023, we presented a poster entitled “Differentiation of PMN310 from other amyloid-beta-directed antibodies: Ability to selectively target toxic brain oligomers despite competing monomers and plaque” at the International Conference on Alzheimer’s and Parkinson’s Disease and Related Neurological Disorders (AD/PD 2023).

●	In April 2023, we presented three abstracts at the 2023 American Academy of Neurology (AAN) conference: A poster on the PMN310 program entitled “Protection against toxic amyloid-beta oligomers by PMN310, a monoclonal antibody rationally designed for greater therapeutic potency in Alzheimer’s disease”; a poster on the RACK1 program entitled “RACK1 knockdown is a potential therapeutic target in ALS and FTLD-TDP”; and an oral presentation on our AD vaccine program entitled “Rational design of a vaccine for Alzheimer’s disease using computationally-derived conformational B cell epitopes to selectively target toxic amyloid-beta oligomers”

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

Other (Expense) Income

Other (expense) income consists primarily of interest expense on our Debentures, changes in the fair value of our financial instruments and interest income.

Result of Operations

Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses
Research and development	$3,510,252	$1,902,832	$1,607,420
General and administrative	1,460,419	2,035,686	(575,267)
Total operating expenses	4,970,671	3,938,518	1,032,153
Loss from operations	(4,970,671)	(3,938,518)	(1,032,153)
Other income/(expense)	11,240	1,843,673	(1,832,433)
Net loss	$(4,959,431)	$(2,094,845)	$(2,864,586)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
Direct research and development expenses by program
PMN310	$2,384,631	$998,296	$1,386,335
ALS	—	110,404	(110,404)
Platform and other programs	150,153	114,353	35,800
Indirect research and development expenses:
Employee salaries and benefits	369,838	308,058	61,780
Share-based compensation	38,909	62,062	(23,153)
Consulting expense	542,693	291,476	251,217
Other operating costs	24,028	18,183	5,845
Total research and development expenses	$3,510,252	$1,902,832	$1,607,420

Research and development expenses increased by $1.6 million, or 139%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase is attributable to a $1.3 million increase in direct research and development expenses related to a $1.4 million increase in spending on our lead program, PMN310, as we completed manufacturing of our PMN310 drug product for potential future clinical trials and worked towards the submission of our initial IND for PMN310 to the FDA, offset by a decrease of $0.1 million on our ALS program as we concentrated efforts and resources on the PMN310 IND submission. Personnel-related expenses increased by $0.1 million due to the engagement of our Chief Science Officer on a full-time basis in February 2022.  The $0.3 million increase in consulting expense relates to various consultants advising on the preparation of the IND and design of preclinical and clinical trials for PMN310, including the engagement of a part-time Chief Medical Officer.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
Employee salaries and benefits	$199,110	$205,350	$(6,240)
Share-based compensation	93,601	62,803	30,798
Professional and consulting fees	943,682	1,616,558	(672,876)
Patent expense	97,924	115,592	(17,668)
Facility-related and other	126,102	35,383	90,719
Total general and administrative expenses	$1,460,419	$2,035,686	$(575,267)

General and administrative expenses decreased by $0.6 million, or (28%), for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Professional and consulting fees decreased by $0.7 million due to a decrease of $0.8 million of one-time costs related to our initial listing on Nasdaq incurred during the first three months of 2022 and a decrease of $0.3 million in consulting fees, offset by an increase in insurance costs of $0.2 million and an increase of $0.1 million in foreign currency exchange and legal fees. Facilities costs increased by $0.1 million.

Other Income (Expense)

Other income decreased by $1.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a $2.0 million change in the fair value of derivative and warrant liabilities, offset by a decrease of $0.1 million in interest expense on convertible debt and an increase in other income of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

We are a development stage company as we have not generated revenues to date and do not expect to have significant revenues until we are able to sell a product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide funding, such as licensing fees, milestone payments, royalties, research funding or otherwise. Operations have been financed since inception, through the sale of equity and debt securities and the conversion of Common Share purchase warrants and share options. Our objectives, when managing capital, are to ensure there are sufficient funds available to carry out our research, development and eventual commercialization programs. When we have excess funds, we manage our liquidity risk by investing in highly liquid corporate and government bonds with staggered maturities to provide regular cash flow for current operations. We do not hold any asset-backed commercial paper and our cash is not subject to any external restrictions. We also manage liquidity risk by frequently monitoring actual and projected cash flows. The Board reviews and approves the Company’s operating and capital budgets, as well as any material transactions not in the ordinary course of business. The majority of our accounts payable and accrued liabilities have maturities of less than three months. We are dependent on our ability to generate revenues from our products or secure additional financing in order to continue our research and development activities and meet our ongoing obligations and existing liabilities. In May 2023, the Company entered into an agreement with a vendor which gives the option to defer payment on approximately $5.3 million of current accounts payable and accrued liabilities until March 31, 2024. The outstanding balance of invoices due to the vendor will accrue interest at an annual rate of 5.5%, which will be paid monthly. The Company may repay the outstanding balance at any time.

We incurred a net loss of $5.0 million and $2.1 million for the three months ended March 31, 2023 and three months ended March 31, 2022, respectively, and reported an accumulated deficit of $85.2 million as of March 31, 2023. Management believes that these conditions raise substantial doubt as to the Company’s ability to continue as a going concern within 12 months of the date the Financial Statements are issued. Additional funding will be necessary to fund future clinical activities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, changing macroeconomic factors including, but not limited to, rising interest rates, uncertainties in the banking industry and inflation have diminished certain opportunities to obtain funding in the current market environment. There is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force us to delay, reduce or eliminate research and development programs and product portfolio expansion or commercialization efforts. These potential delays, reductions and eliminations could adversely affect future business prospects, and the ability to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
Net cash used in operating activities	$(2,561,654)	$(3,366,768)	$805,114
Net cash used in investing activities	—	(2,057)	2,057
Effect of exchange rates on cash	17,659	179,131	(161,472)
Net increase (decrease) in cash	$(2,543,995)	$(3,189,694)	$645,699

Cash Flows from Operating Activities

Cash used in operating activities was $2.6 million for the three months ended March 31, 2023, which consisted of a net loss of $5.0 million, offset by non-cash activities of $0.2 million and a net change of $2.2 million in our operating assets and liabilities. The additive non-cash activities primarily consisted of charges for share-based compensation and change in fair value of warrant liability of $0.2 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a net increase of $2.3 million of accounts payable and accrued liabilities, offset by $0.1 million decrease in prepaid expenses and other current assets.

Cash Flows from Investing Activities

There was no cash used in investing activities during the three months ended March 31, 2023 and nominal cash used in investing activities for the three months ended March 31, 2022.

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

There have been no material changes to our critical accounting estimates since December 31, 2022.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Share Equivalents as of March 31, 2023 was as follows:

Number of
Common
Share
Equivalents
Common Shares	8,579,284
Options issued and outstanding under stock option plan	1,043,025
Warrants	1,873,622
Series 1 Convertible Preferred Shares	1,166,667
Deferred share units	1,061
Total - March 31, 2023	12,663,659

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2022 and three months ended March 31, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Foreign Currency Exchange Risk

We are exposed to foreign exchange risk on our US dollar denominated cash and U.S. dollar denominated liabilities. As of December 31, 2022, we held U.S. $5.7 million of cash and prepaid expenses and U.S. $7.5 million of accounts payable, accrued liabilities, and warrant liability. A 10% change in the U.S. exchange rate on the December 31, 2022 balances would impact net loss by $0.2 million. As of March 31, 2023, we held $3.9 million of cash and prepaid expenses and $9.5 million of accounts payable, accrued liabilities and warrant liability. A 10% change in the USD exchange rate on the March 31, 2023 balances would impact net loss by $0.6 million.

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023 or 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K as filed with the SEC.

We have incurred losses since inception, we anticipate that we will incur continued losses for the foreseeable future and there is substantial doubt about our ability to continue as a going concern for the full one-year period following the date of this filing of the Quarterly Report on Form 10-Q. We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Furthermore, following the effectiveness of this Registration Statement/prospectus, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We had negative working capital of approximately ($4.3) million as of March 31, 2023. Management believes its working capital position raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date of filing of this Form 10-Q. We will require substantial additional funds for further research and development, planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products. Our ability to raise additional financing and maintain operations in the future could be at substantial risk and there can be no assurance that additional funding or partnerships will be available on acceptable terms that would foster successful commercialization of our products. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We may attempt to raise additional funds for these purposes through public or private equity or debt financing, collaborations with other biopharmaceutical companies and/or from other sources.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. Upon the events discussed above, we had initial exposure to SVB, with cash and cash equivalents held in SVB in the low hundred thousand range, but did not experience any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us or the financial institutions with which we have banking relationships. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

●	Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●	Delayed or lost access to, or reductions in borrowings available under any future revolving credit facilities or other working capital sources and/or delays, inability or reductions in our ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;

●	Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or

●	Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. In addition, a supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any supplier bankruptcy or insolvency, or any breach or default by a supplier, or the loss of any significant supplier relationships, could have a material adverse impact on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2023.

PROMIS NEUROSCIENCES INC.

Date: May 15, 2023	By:	/s/ Gail Farfel
Gail Farfel
Chief Executive Officer
(principal executive officer)

Date: May 15, 2023	By:	/s/ Daniel Geffken
Daniel Geffken
Chief Financial Officer
(principal financial officer)