Form 10-Q
period 2023-06-30
ProMIS Neurosciences Inc.
filed 2023-08-14
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41429

PROMIS NEUROSCIENCES INC.

(Exact name of Registrant as specified in its Charter)

Ontario, Canada	98-0647155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 200, 1920 Yonge Street

Toronto, Ontario	M4S 3E2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 416-847-6898

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	PMN	The Nasdaq Capital Market

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

As of August 14, 2023, the registrant had 8,579,284 Common Shares outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

●	the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing or collaboration agreements;
●	tax positions and contingencies; research and development costs; compensation and other selling, general and administrative expense;
●	amortization of intangible assets;
●	foreign currency exchange risk;
●	estimated fair value of assets and liabilities; and impairment assessments;
●	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
●	our plans and investments in our portfolio as well as implementation of our corporate strategy;
●	the risk that the Company will maintain enough liquidity to execute its business plan and its ability to continue as a going concern;
●	the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions;
●	the expectations, development plans and anticipated timelines, including costs and timing of potential clinical trials, filings and approvals, of our products candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline product candidates, if approved;
●	the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;
●	our ability to finance our operations and business initiatives and obtain funding for such activities;
●	any continuing impact of the COVID-19 pandemic on our business and operations, including expenses, reserves and allowances, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;
●	inflation, market volatility and rising interest rates;

●	the potential impact of healthcare reform in the United States (U.S.) and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product candidates, if approved;
●	the risk that we become characterized as a passive foreign investment company;
●	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
●	the impact of new laws (including tax), regulatory requirements, judicial decisions and accounting standards.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Balance Sheets

(expressed in US dollars, except share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$1,222,660	$5,875,796
Short-term investments	31,825	31,009
Prepaid expenses and other current assets	224,739	996,682
Total current assets	1,479,224	6,903,487
Property and equipment, net	—	321
Intangible assets, net	18,844	20,838
Total assets	$1,498,068	$6,924,646
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$7,963,108	$2,975,398
Accrued liabilities	775,852	3,437,646
Total current liabilities	8,738,960	6,413,044
Warrant liability	1,287,400	1,859,374
Total liabilities	10,026,360	8,272,418

Commitments and contingencies (Note 10)
Shareholders' deficit:
Series 1 Convertible Preferred Shares, no par value, 70,000,000 shares authorized, 70,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common shares, no par value, unlimited shares authorized, 8,579,284 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	79,367,762	79,101,061
Accumulated other comprehensive loss	(371,185)	(195,369)
Accumulated deficit	(87,524,869)	(80,253,464)
Total shareholders' deficit	(8,528,292)	(1,347,772)
Total liabilities and shareholders' deficit	$1,498,068	$6,924,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in US dollars, except share amounts)

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,005,715	$3,229,584	$4,515,967	$5,132,416
General and administrative	1,894,169	1,635,065	3,354,588	3,670,751
Total operating expenses	2,899,884	4,864,649	7,870,555	8,803,167
Loss from operations	(2,899,884)	(4,864,649)	(7,870,555)	(8,803,167)

Other income (expense):
Change in fair value of financial instruments	606,214	930,193	564,549	2,910,865
Other interest expense	(49,182)	—	(49,182)	—
Interest expense on convertible debt	—	(134,291)	—	(282,064)
Gain on extinguishment of convertible debt and derivative liability	—	1,307,421	—	1,307,421
Other income	30,878	16,288	83,783	27,062
Total other income (expense), net	587,910	2,119,611	599,150	3,963,284

Net loss	(2,311,974)	(2,745,038)	(7,271,405)	(4,839,883)
Other comprehensive loss
Foreign currency translation adjustment	(171,462)	1,636	(175,816)	49,477
Comprehensive loss	$(2,483,436)	$(2,743,402)	$(7,447,221)	$(4,790,406)

Net loss per share, basic and diluted	$(0.27)	$(0.38)	$(0.85)	$(0.67)

Weighted-average shares outstanding of common shares, basic and diluted	8,579,284	7,195,529	8,579,284	7,195,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(expressed in US dollars, except share amounts)

(Unaudited)

						Accumulated
	Series 1 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2022	—	$—	7,195,529	$—	$68,039,178	$(187,919)	$(62,191,201)	$5,660,058
Share-based compensation	—	—	—	—	240,277	—	—	240,277
Conversion of convertible debt and derivative liability to Series 1 Convertible Preferred Shares	70,000,000	—	—	—	5,600,000	—	—	5,600,000
Foreign currency translation	—	—	—	—	—	49,477	—	49,477
Net loss	—	—	—	—	—	—	(4,839,883)	(4,839,883)
Balance, June 30, 2022	70,000,000	$—	7,195,529	$—	$73,879,455	$(138,442)	$(67,031,084)	$6,709,929

						Accumulated
	Series 1 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2023	70,000,000	$—	8,579,284	$—	$79,101,061	$(195,369)	$(80,253,464)	$(1,347,772)
Share-based compensation	—	—	—	—	266,701	—	—	266,701
Foreign currency translation	—	—	—	—	—	(175,816)	—	(175,816)
Net loss	—	—	—	—	—	—	(7,271,405)	(7,271,405)
Balance, June 30, 2023	70,000,000	$—	8,579,284	$—	$79,367,762	$(371,185)	$(87,524,869)	$(8,528,292)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(expressed in US dollars, except share amounts)

(Unaudited)

						Accumulated
	Series 1 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, April 1, 2022	—	$—	7,195,529	$—	$68,164,043	$(140,078)	$(64,286,046)	$3,737,919
Share-based compensation	—	—	—	—	115,412	—	—	115,412
Conversion of convertible debt and derivative liability to Series 1 Convertible Preferred Shares	70,000,000	—	—	—	5,600,000	—	—	5,600,000
Foreign currency translation	—	—	—	—	—	1,636	—	1,636
Net loss	—	—	—	—	—	—	(2,745,038)	(2,745,038)
Balance, June 30, 2022	70,000,000	$—	7,195,529	$—	$73,879,455	$(138,442)	$(67,031,084)	$6,709,929

						Accumulated
	Series 1 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, April 1, 2023	70,000,000	$—	8,579,284	$—	$79,233,571	$(199,723)	$(85,212,895)	$(6,179,047)
Share-based compensation	—	—	—	—	134,191	—	—	134,191
Foreign currency translation	—	—	—	—	—	(171,462)	—	(171,462)
Net loss	—	—	—	—	—	—	(2,311,974)	(2,311,974)
Balance, June 30, 2023	70,000,000	$—	8,579,284	$—	$79,367,762	$(371,185)	$(87,524,869)	$(8,528,292)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(expressed in US dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(7,271,405)	$(4,839,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	266,701	240,277
Foreign currency exchange loss (gain)	(44,883)	251,033
Change in fair value of derivative liability	—	(2,643,123)
Change in fair value of warrant liability	(564,549)	(267,742)
Depreciation of property and equipment	322	3,887
Amortization of debt discount and issuance costs	—	250,060
Amortization of intangible assets	2,471	2,622
Gain on extinguishment of convertible debt and derivative liability	—	(1,307,421)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	781,356	(506,194)
Accounts payable	4,815,283	491,640
Accrued liabilities	(2,694,272)	480,287
Net cash used in operating activities	(4,708,976)	(7,844,557)
Cash flows from investing activities
Purchase of property and equipment	—	(2,048)
Net cash used in investing activities	—	(2,048)
Effect of exchange rates on cash	55,840	(193,524)
Net decrease in cash	(4,653,136)	(8,040,129)

Cash at beginning of period	5,875,796	16,943,905
Cash at end of period	$1,222,660	$8,903,776

Noncash financing activities
Conversion of convertible debt and derivative liability to Series 1 Convertible Preferred Shares	$—	$5,600,000

Supplemental disclosure of cash flow information
Cash paid for interest on convertible debt	$—	$70,000
Cash paid for other interest	$49,182	$—

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

The Company is developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins. The Company's product candidates are PMN310, PMN267, and PMN442. PMN267 is our second lead product candidate targeting ALS. It has been shown in preclinical studies to selectively recognize misfolded, cytoplasmic TDP 43 aggregates without interacting with normal TDP 43. Misfolded TDP 43 is believed to play an important role in the development of ALS. In light of research suggesting that misfolded toxic a-syn is a primary driver of disease in synucleinopathies such as MSA and Parkinson’s disease, our third lead product candidate, PMN442, has shown robust binding to pathogenic a-syn oligomers and seeding fibrils in preclinical studies, with negligible binding to a-syn monomers and physiologic tetramers which are required for normal neuronal function.

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (the “OBCA”) (the “Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. The Company is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (US) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of June 30, 2023, ProMIS USA has had no material activity and has no material financial impact on the Company’s unaudited condensed consolidated financial statements.

The success of the Company is dependent on obtaining the necessary regulatory approvals of its product candidates, marketing its products, if approved, and achieving profitable operations. The continuation of the research and development activities and the commercialization of its products, if approved, are dependent on the Company’s ability to successfully complete these activities and to obtain additional financing through a combination of financing activities and operations. It is not possible to predict either the outcome of future research and development or commercialization programs, the Company’s ability to fund these programs, or the Company’s ability to continue as a going concern.

Liquidity Risk

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues from its activities. The Company had a net loss of $2.3 million and $7.3 million for the three and six months ended June 30, 2023, respectively, and an accumulated deficit of $87.5 million as of June 30, 2023. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these unaudited condensed consolidated financial statements are issued. The Company will require additional funding to conduct future clinical activities. The Company will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could force delays, reduce or eliminate research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect future business prospects, and the ability to continue operations.

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

Common stock issuance costs are incremental costs directly associated with an offering of securities. These costs typically include fees paid to bankers or underwriters, attorneys, accountants, as well as printers and other third parties. Prior to the effective date of an offering of equity securities, specific incremental costs directly attributable to a proposed or actual offering of securities may be deferred and charged against the gross proceeds of the offering.  The Company capitalizes these deferred financing costs as prepaid expenses and other current assets in the accompanying unaudited interim condensed consolidated balance sheets until the completion of the offering, unless the offering is abandoned, at which time the deferred financing costs will be recognized in the unaudited condensed consolidated statements of operations.  During the three and six months ended June 30, 2023, the Company recognized general and administrative expenses of $0.8 million related to abandoned offerings.

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

Foreign Currency

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. As of June 30, 2023, the reporting currency of the Company is the United States dollar (“US$” or “$”) and the functional currency of the Company is the Canadian dollar (“C$”). The assets and liabilities of the Company are translated to US$ at exchange rates in effect at the balance sheet date. All income statement accounts are translated at average exchange rates. Resulting foreign currency translation adjustments are recorded directly in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity (deficit). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss when realized and are not material for the three and six months ended June 30, 2023 and 2022.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$31,825	$—	$—	$31,825
Total assets measured at fair value	$31,825	$—	$—	$31,825
Liabilities:
Warrant liability	$—	$—	$1,287,400	$1,287,400
Total liabilities measured at fair value	$—	$—	$1,287,400	$1,287,400

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$31,009	$—	$—	$31,009
Total assets measured at fair value	$31,009	$—	$—	$31,009
Liabilities:
Warrant liability	$—	$—	$1,859,374	$1,859,374
Total liabilities measured at fair value	$—	$—	$1,859,374	$1,859,374

No transfers between levels have occurred in either reporting period presented. Refer to Note 7 below for disclosures related to the warrant liability.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2023	2022
Upfront research payments	$70,529	$346,015
Goods and services tax receivable	46,252	71,626
Insurance	4,760	471,088
Dues and subscriptions	43,159	7,926
Consultants	21,182	56,797
License fee	9,534	25,700
Deposits	13,233	12,907
Deferred financing costs	12,705	—
Miscellaneous	3,385	4,623
Total prepaid expenses and other current assets	$224,739	$996,682

5.	ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

Accrued liabilities consist of the following:

	June 30,	December 31,
	2023	2022
Legal	$61,346	$—
Accounting	113,923	73,970
Research and development	604,563	3,185,346
Other	(3,980)	178,330
Accrued liabilities	$775,852	$3,437,646

Accounts payable are current obligations due to vendors.  In May 2023, the Company entered into an agreement with a vendor which gives the option to defer payment on approximately $5.3 million of current accounts payable and accrued liabilities until March 31, 2024. The outstanding balance of invoices due to the vendor will accrue interest at an annual rate of 5.5%, which will be paid monthly. The Company may repay the outstanding balance at any time.

6.	EQUITY

The Company has authorized an unlimited number of both Common and Preferred Shares, issuable in series, and 70 million Series 1 Convertible Preferred Shares. As of June 30, 2023 and December 31, 2022, the Company had 8,579,284 issued and outstanding Common Shares and 70,000,000 issued and outstanding Series 1 Convertible Preferred Shares. The Common Shares and Series 1 Convertible Preferred Shares have no par value.

Common Shares reserved for future issuance consists of the following:

	June 30,	December 31,
	2023	2022
Warrants	1,773,549	1,873,622
Series 1 Convertible Preferred Shares	1,166,667	1,166,667
Options issued and outstanding under stock option plan	1,041,492	1,043,025
Deferred Share Units	1,061	1,061
Common Shares available for grant under stock option plan	397,613	396,080
Total Common Shares reserved for future issuance	4,380,382	4,480,455

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

Mandatory Conversion

All outstanding Preferred Shares shall automatically convert into Common Shares, at the effective conversion rate upon the closing of one or more sales of equity securities resulting in at least $30 million of gross proceeds to the Company. As of June 30, 2023, the Company has raised approximately $7.4 million.

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

The 2021 accelerated warrants are accounted for as a warrant liability since the exercise price is in US$ while the Company’s functional currency is C$. Due to the existence of the acceleration option, the Company determined it was appropriate to fair value the warrants using a Monte Carlo Simulation model (“Monte Carlo”). As of June 30, 2023, the fair value of the 2021 accelerated warrants was calculated using a Monte Carlo model with the following parameters: risk free interest rate of 4.37%; annual volatility of 85.0%; and expected life of 3.15 years. The fair value of the 2021 accelerated warrants at June 30, 2023 was approximately $599,000.

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

The 2022 warrants are accounted for as a warrant liability since the exercise price is in US$ while the Company’s functional currency is C$. The Company determined it was appropriate to fair value the warrants using Black-Scholes.

As of June 30, 2023, the fair value of the 2022 warrants was calculated using Black-Scholes with the following parameters: risk free interest rate of 4.26%; annual volatility of 85.0%; and expected life of 4.3 years. The fair value of the 2022 warrants as of June 30, 2023 was approximately $688,400.

A summary of warrant activity for the six-month period ended June 30, 2023 is as follows:

June 30,
2023
Balance at December 31, 2022	$1,859,374
Change in fair value of the warrant liability	(564,549)
Foreign exchange loss	(7,425)
Balance at June 30, 2023	$1,287,400

A summary of warrant liability activity for the year ended December 31, 2022 is as follows:

December 31,
2022
Balance at December 31, 2021	$1,871,687
October 2022 PIPE warrant liability at issuance	1,520,401
Change in fair value of the warrant liability	(1,533,644)
Foreign exchange loss	930
Balance at December 31, 2022	$1,859,374

7.	WARRANTS

As of June 30, 2023, outstanding Common Share warrants and exercise prices denominated in C$ unless otherwise noted, related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
28.80	139,659	January 2024
18.00	68,334	June 2024
18.00	150,818	November 2024
18.00	49,167	December 2024
12.00	279,613	November 2025
USD 12.60	524,088	August 2026
USD 9.60	146,744	August 2026
USD 7.50	345,938	April 2028
USD 6.10	69,188	April 2028
	1,773,549

In April 2023, 100,073 warrants with an exercise price of C$28.80 expired without being exercised.

8.	SHARE-BASED COMPENSATION

2015 Stock Option Plan

The Company maintains the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. In June 2015, the 2015 Option Plan was amended from a fixed option plan to a rolling share option plan pursuant to which the Company is authorized to grant options of up to 20% of its issued and outstanding Common Shares. Share options granted vest at various rates and have a term not exceeding ten years. As of June 30, 2023 and December 31, 2022, the Company had 397,613 and 396,080 options available for grant under the 2015 Option Plan, respectively.

The following table summarizes the share options outstanding under the 2015 Option Plan for the six months ended June 30, 2023. All amounts are denominated in C$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of December 31, 2022	1,043,025	$7.53	6.1	$1,183,860
Expired	(1,533)	11.77	—	2,196
Outstanding as of June 30, 2023	1,041,492	7.53	5.6	781,449
Vested and exercisable as of June 30, 2023	696,625	$7.40	4.0	$781,449

The aggregate intrinsic value of options outstanding and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares when the exercise price is below fair value.  There were no options exercised or granted during the six months ended June 30, 2023.

Share-based Payment Expense

The following table summarizes total share-based compensation included in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$39,109	$38,473	$78,018	$100,579
General and administrative	95,082	78,470	188,683	139,698
Total share-based compensation	$134,191	$116,943	$266,701	$240,277

As of June 30, 2023, there was C$1,835,060 of unrecognized share-based compensation related to options outstanding, which is expected to be recognized over weighted-average remaining service period of 2.8 years.

9.	RELATED PARTY TRANSACTIONS

UBC Collaborative Research Agreement

In April 2016, the Company entered into a collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In January 2022, the UBC CRA was amended to extend the project for an additional three years, and funding was increased to an aggregate total of C$5,030,000. This amendment, along with the November 2021 amendment extends the project for an additional three years, effective January 1, 2022. During the six months ended June 30, 2023 and 2022, the Company made cash payments of $296,590 and $0 and incurred costs of $296,590 and $255,339, respectively, which are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

Milestone and royalty related amounts that may come due under various agreements are dependent on, among other factors, preclinical safety and efficacy, clinical trials, regulatory approvals and, ultimately, the successful development and commercial launch of a new drug, the outcomes and timings of which are uncertain. Amounts due per the various agreements for milestone payments will accrue once the occurrence of a milestone is likely. Amounts due as royalty payments will accrue as commercial revenues from the product are earned. Through June 30, 2023, no events have occurred that require accrual of any milestone or royalty related amounts.

UBC and the Vancouver Coastal Health Authority Agreement

In April 2016, the Company entered into a three-year, CRA with the UBC and the Vancouver Coastal Health Authority. The agreement was amended various times through January 2022, extending the agreement through 2025. Refer to Note 9 Related Party Transactions.

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement.  The Company made annual license payments of C$25,000 during the three months ended March 31, 2023 and 2022. Through June 30, 2023, no accruals for royalty payments have been made.

University Health Network Agreement

In April 2006, and in additional amendments through November 2013, the Company entered into an agreement with the University Health Network, Toronto, to license certain technology and related intellectual property. The UHN License Agreement calls for certain customary payments such as milestone payments, buyout payments and payment to UHN between a half of one percent to a low single digit royalty on revenues. The aggregate amount of all potential milestone and buyout payments under the UHN License Agreement (excluding royalty payments) is C$3,325,000. The Company did not make any payments under the agreement to UHN pursuant to the terms of the UHN License Agreement during the six months ended June 30, 2023 and 2022. As of June 30, 2023, no accruals for any milestones or royalty payments have been made.

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

11.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Six Months Ended June 30,
	2023	2022
Numerator:
Net loss attributable to common shareholders	$(7,271,405)	$(4,839,883)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	8,579,284	7,195,529
Net loss per share attributable to common shareholders, basic and diluted	$0.85	$0.67

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2023	2022
Options issued and outstanding under stock option plan	1,041,492	738,037
Warrants	1,773,549	1,560,688
Series 1 Convertible Preferred Shares	1,166,667	1,166,667
Deferred Share Units	1,061	1,061
Total	3,982,769	3,466,453

12.	SUBSEQUENT EVENTS

On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (the “OBCA”) (the “Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023.

In July 2023, the Company announced and completed the voluntarily delisting from TSX to consolidate its shares on Nasdaq.

ITEM 2. FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of August 14, 2023 for the three and six months ended June 30, 2023 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K and the unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2023 and 2022 included in this Quarterly Report on Form 10-Q (collectively, the “Financial Statements”), which have been prepared by management in accordance with GAAP as issued by the FASB. All dollar amounts refer to United States dollars, except as stated otherwise. Unless otherwise stated herein, all share and per share numbers relating to the Company’s Common Shares prior to the effectiveness of the Reverse Share Split have been adjusted to give effect to the Reverse Share Split.

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

We are developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins. Our product candidates are PMN310, PMN267, and PMN442. Our lead product candidate is PMN310, a monoclonal antibody designed to treat AD by selectively targeting toxic, misfolded oligomers of amyloid-beta. PMN267 is our second lead product candidate targeting ALS. It has been shown in preclinical studies to selectively recognize misfolded, cytoplasmic TDP-43 aggregates without interacting with normal TDP-43. Misfolded TDP-43 is believed to play an important role in the development of ALS. In light of research suggesting that misfolded toxic a-syn is a primary driver of disease in synucleinopathies such as MSA and Parkinson’s disease, our third lead product candidate, PMN442 has shown robust binding to pathogenic a-syn oligomers and seeding fibrils in preclinical studies, with negligible binding to a-syn monomers and physiologic tetramers which are required for normal neuronal function. We also have earlier stage preclinical programs and a project to refine our discovery algorithm using machine learning as highlighted in the “Other Key Projects” section below.

We were incorporated on January 23, 2004 under the Canada Business Corporations Act (CBCA). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (the OBCA) (the Continuance). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. We have a wholly-owned U.S. subsidiary, ProMIS USA, which was incorporated in January 2016 in the State of Delaware. ProMIS USA has had no material activity and has no material financial impact on our Financial Statements. Since our inception, we have devoted substantially all of our resources to developing our platform technologies and the resultant antibody product candidates, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We have principally financed our operations through public and private placements of Common Shares and warrants and convertible debt.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual licensing and/or commercialization of our product candidates and any future product candidates. Our net losses were $2.3 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively and $7.3 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $87.5 million. We expect to continue to incur net losses for the foreseeable future and, if able to raise additional funding, would expect our research and development expenses, general and administrative expenses and capital expenditures to increase. In particular, if we are able to raise additional funding, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as initiate clinical trials, hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a clinical-stage public company. In addition, if we obtain marketing approval for any product candidates, we may incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses should we in-license or acquire additional product candidates.

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

We expect that our cash of $1.2 million as of June 30, 2023 will not be sufficient to fund the Company’s operating expenses for at least 12 months from the date these Financial Statements were issued. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources.”

Program Updates

ProMIS lead program PMN310: Potential Next Generation Therapy for Alzheimer’s Disease

PMN310, a monoclonal antibody selective for toxic amyloid-beta oligomers in AD, is our lead product candidate. In the beginning of 2023, the Company made significant progress on the program elements.

The Company successfully manufactured PMN310 drug product under cGMP conditions. In April 2023, we filed the Investigational New Drug (IND) application with the FDA and obtained clearance on May 5, 2023. The Company is planning to initiate a Phase 1a clinical trial of PMN310, subject to availability of sufficient resources.

Expenditures for PMN310 in the three months ended June 30, 2023 were approximately $0.2 million, not including allocations of senior management time.

ALS Portfolio, including TAR-DNA binding protein 43 (TDP-43) – PMN267

PMN267 has been humanized in a human IgG1 framework and is ready to progress to IND-enabling studies, subject to sufficient available resources, to support the systemic, extracellular administration form. Additionally, in conjunction with a partner having expertise with vectorization, the development of an intrabody form could progress.

Multiple system atrophy – PMN442

ProMIS has selected monoclonal antibody PMN442 as its alpha-synuclein antibody lead candidate for MSA based on its selective binding and protective activity against pathogenic forms of alpha-synuclein. PMN442 has been humanized in a human IgG1 framework and is ready to progress to IND-enabling studies, subject to availability of sufficient resources.

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

Recent Corporate Highlights

●	In April 2023, we presented three abstracts at the 2023 American Academy of Neurology (AAN) conference: A poster on the PMN310 program entitled “Protection against toxic amyloid-beta oligomers by PMN310, a monoclonal antibody rationally designed for greater therapeutic potency in Alzheimer’s disease”; a poster on the RACK1 program entitled “RACK1 knockdown is a potential therapeutic target in ALS and FTLD-TDP”; and an oral presentation on our AD vaccine program entitled “Rational design of a vaccine for Alzheimer’s disease using computationally-derived conformational B cell epitopes to selectively target toxic amyloid-beta oligomers”

●	In May 2023, our Chief Development Officer chaired the Second Annual ALS Drug Development Summit which included a ProMIS oral presentation entitled “Preclinical validation of RACK1 as a novel target for sporadic ALS”

●	In July 2023, we presented two posters at the Alzheimer’s Association International Conference (AAIC) entitled “Selective targeting and protection against toxic amyloid-beta oligomers by PMN310, a monoclonal antibody rationally designed for greater therapeutic potency in Alzheimer’s disease” and “Rational design of a vaccine for Alzheimer’s disease using a computationally-derived conformational epitope to selectively target toxic amyloid-beta oligomers”

●	In July 2023, the Company announced and completed the voluntarily delisting from TSX to consolidate its shares on Nasdaq. The Company believes that this consolidation to the Nasdaq will facilitate the opportunity to undertake transactions in accordance with the rules of Nasdaq as its primary market while creating a central marketplace for common shares and providing more liquidity. The Company also believes that delisting from the TSX will lower the expenses of a dual listing and provide savings in time and effort of management, which can be redirected to initiatives intended to generate shareholder value.

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

Other (Expense) Income

Other (expense) income consists primarily of interest expense on our convertible debt, changes in the fair value of our financial instruments and interest income.

Six Months Ended June 30, 2023 and 2022

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses
Research and development	$4,515,967	$5,132,416	$(616,449)
General and administrative	3,354,588	3,670,751	(316,163)
Total operating expenses	7,870,555	8,803,167	(932,612)
Loss from operations	(7,870,555)	(8,803,167)	932,612
Other income/(expense)	599,150	3,963,284	(3,364,134)
Net loss	$(7,271,405)	$(4,839,883)	$(2,431,522)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Six Months Ended June 30,
	2023	2022	Change
Direct research and development expenses by program
PMN310	$2,603,786	$2,835,605	$(231,819)
ALS	—	404,058	(404,058)
Platform and other programs	298,915	308,030	(9,115)
Indirect research and development expenses:
Employee salaries and benefits	734,842	678,057	56,785
Share-based compensation	78,018	100,535	(22,517)
Consulting expense	769,300	726,514	42,786
Other operating costs	31,106	79,617	(48,511)
Total research and development expenses	$4,515,967	$5,132,416	$(616,449)

Research and development expenses decreased by $0.6 million, or 12%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease is attributable to a $0.6 million decrease in direct research and development expenses as we focused research and development resources primarily on the submission of the PMN310 IND application, completed in April 2023 and cleared in May 2023. Employee salaries and consulting expenses increased by $0.1 million offset by a $0.1 million decrease in share-based compensation and other operating costs.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Six Months Ended June 30,
	2023	2022	Change
Employee salaries and benefits	$421,933	$378,770	$43,163
Share-based compensation	188,683	141,273	47,410
Professional and consulting fees	2,573,814	2,807,125	(233,311)
Patent expense	142,143	254,802	(112,659)
Facility-related and other	28,015	88,781	(60,766)
Total general and administrative expenses	$3,354,588	$3,670,751	$(316,163)

General and administrative expenses decreased by $0.3 million, or 9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Employee salaries and share-based compensation costs increased by $0.1 million. Professional and consulting fees decreased by $0.2 million.  Professional and consulting fees during the six months ended June 30, 2023 included one-time costs of $0.8 million related to expensing previously deferred financing costs after abandoning planned offerings.  Professional and consulting fees during the six months ended June 30, 2022 included $1.1 million of one-time costs related to our Nasdaq listing in July 2022.  Excluding one-time costs, professional and consulting fees were $1.7 million for both the six months ended June 30, 2023 and 2022, which included an increase in insurance costs of $0.4 million and an increase of $0.1 million in audit and tax fees offset by decreases of $0.1 million in each of recruiting, legal and contractor costs and a $0.2 million decrease in other consulting costs.  Patent costs decreased by $0.1 million and facility and other costs decreased by $0.1 million, primarily due to the impact of foreign exchange gains.

Other Income (Expense)

Other income decreased by $3.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a $1.3 million gain on extinguishment of convertible debt in June 2022 and a decrease in other income of $2.4 million on change in fair value of the derivative liability and warrant liabilities offset by a $0.1 million increase in interest income and a decrease in interest expense of $0.2 million.

Three Months Ended June 30, 2023 and 2022

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses
Research and development	$1,005,715	$3,229,584	$(2,223,869)
General and administrative	1,894,169	1,635,065	259,104
Total operating expenses	2,899,884	4,864,649	(1,964,765)
Loss from operations	(2,899,884)	(4,864,649)	1,964,765
Other income/(expense)	587,910	2,119,611	1,531,701
Net loss	$(2,311,974)	$(2,745,038)	$433,064

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Three Months Ended June 30,
	2023	2022	Change
Direct research and development expenses by program
PMN310	$219,155	$1,837,309	$(1,618,154)
ALS	—	293,654	(293,654)
Platform and other programs	148,762	193,677	(44,915)
Indirect research and development expenses:
Employee salaries and benefits	365,004	369,999	(4,995)
Share-based compensation	39,109	38,473	636
Consulting expense	226,607	435,038	(208,431)
Other operating costs	7,078	61,434	(54,356)
Total research and development expenses	$1,005,715	$3,229,584	$(2,223,869)

Research and development expenses decreased by $2.2 million, or 69%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease is attributable to a $2.0 million decrease in direct research and development expenses and a decrease of $0.2 million in consulting expenses as we sought to conserve our resources following the submission of the PMN310 IND application in April 2023.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Three Months Ended June 30,
	2023	2022	Change
Employee salaries and benefits	$222,823	$173,419	$49,404
Share-based compensation	95,082	78,470	16,612
Professional and consulting fees	1,630,132	1,190,568	439,564
Patent expense	44,219	139,210	(94,991)
Facility-related and other	(98,087)	53,398	(151,485)
Total general and administrative expenses	$1,894,169	$1,635,065	$259,104

General and administrative expenses increased by $0.3 million, or 16%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Employee salaries and share-based compensation costs increased by $0.1 million. Professional and consulting fees increased by $0.4 million.  Professional and consulting fees during the three months ended June 30, 2023 included one-time costs of $0.8 million related to expensing previously deferred financing costs after abandoning planned offerings. Professional and consulting fees during the six months ended June 30, 2022 included $0.3 million of one-time costs related to our Nasdaq listing in July 2022.  Excluding one-time costs, professional and consulting fees were $0.8 million and $0.9 million for the three months ended June

30, 2023 and 2022, respectively, which included a decrease of $0.1 million in each of recruiting, legal and investor relations costs offset by an increase in insurance costs of $0.2 million.  Patent costs decreased by $0.1 million and facility and other costs decreased by $0.2 million, primarily due to the impact of foreign exchange gains.

Other Income (Expense)

Other income decreased by $1.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to a decrease in other income of $1.3 million from the gain on extinguishment of convertible debt and derivative liability and a $0.3 million decrease in other income from the change in the fair value of derivative and warrant liabilities, offset by a decrease of $0.1 million in interest expense.

Liquidity and Capital Resources

Sources of Liquidity

We are a development stage company as we have not generated revenues to date and do not expect to have significant revenues until we are able to sell a product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide funding, such as licensing fees, milestone payments, royalties, research funding or otherwise. Operations have been financed since inception, through the sale of equity and debt securities and the conversion of Common Share purchase warrants and share options. Our objectives, when managing capital, are to ensure there are sufficient funds available to carry out our research, development and eventual commercialization programs. When we have excess funds, we manage our liquidity risk by investing in highly liquid corporate and government bonds with staggered maturities to provide regular cash flow for current operations. We do not hold any asset-backed commercial paper and our cash is not subject to any external restrictions. We also manage liquidity risk by frequently monitoring actual and projected cash flows. The Board reviews and approves the Company’s operating and capital budgets, as well as any material transactions not in the ordinary course of business. The majority of our accounts payable and accrued liabilities have maturities of less than three months. We are dependent on our ability to generate revenues from our products or secure additional financing in order to continue our research and development activities and meet our ongoing obligations and existing liabilities. In May 2023, the Company entered into an agreement with a vendor which gives the option to defer payment on approximately $5.3 million of current accounts payable and accrued liabilities until March 31, 2024. The outstanding balance of invoices due to the vendor will accrue interest at an annual rate of 5.5%, and is paid monthly. The Company may repay the outstanding balance at any time.

We incurred a net loss of $7.3 million and $2.3 million for the six and three months ended June 30, 2023, respectively, and reported an accumulated deficit of $87.5 million as of June 30, 2023. Management believes that these conditions raise substantial doubt as to the Company’s ability to continue as a going concern within 12 months of the date the Financial Statements are issued. Additional funding will be necessary to fund future clinical activities and to pay down our existing liabilities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, changing macroeconomic factors including, but not limited to, rising interest rates, uncertainties in the banking industry and inflation have diminished certain opportunities to obtain funding in the current market environment. There is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force us to delay, reduce or eliminate research and development programs and product portfolio expansion or commercialization efforts. These potential delays, reductions and eliminations could adversely affect future business prospects, and our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2023	2022	Change
Net cash used in operating activities	$(4,708,976)	$(7,844,557)	$3,135,581
Net cash used in investing activities	—	(2,048)	2,048
Effect of exchange rates on cash	55,840	(193,524)	249,364
Net increase (decrease) in cash	$(4,653,136)	$(8,040,129)	$3,386,993

Cash Flows from Operating Activities

Cash used in operating activities was $4.7 million for the six months ended June 30, 2023, which consisted of a net loss of $7.3 million, increased by non-cash activities of $0.3 million offset by a net change of $2.9 million in our operating assets and liabilities. Non-cash activities primarily consisted of a non-cash gain on the change in fair value of warrant liability of $0.6 million offset by charges for share-based compensation of $0.3 million. Additive changes in cash flows related to operating assets and liabilities primarily consisted of a net increase of $2.1 million of accounts payable and accrued liabilities and a $0.8 million decrease in prepaid expenses and other current assets.

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

Cash Flows from Investing Activities

There was no cash used in investing activities during the six months ended June 30, 2023 and nominal cash used in investing activities for the six months ended June 30, 2022.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Share Equivalents as of June 30, 2023 was as follows:

Number of
Common
Share
Equivalents
Common Shares	8,579,284
Options issued and outstanding under stock option plan	1,041,492
Warrants	1,773,549
Series 1 Convertible Preferred Shares	1,166,667
Deferred share units	1,061
Total - June 30, 2023	12,562,053

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2022 and three months ended June 30, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Foreign Currency Exchange Risk

We are exposed to foreign exchange risk on our U.S. dollar denominated cash and U.S. dollar denominated liabilities. As of December 31, 2022, we held U.S. $5.7 million of cash and prepaid expenses and U.S. $7.5 million of accounts payable, accrued liabilities, and warrant liability. A 10% change in the U.S. exchange rate on the December 31, 2022 balances would impact net loss by $0.2 million. As of June 30, 2023, we held $1.4 million of cash and prepaid expenses and $9.5 million of accounts payable, accrued liabilities and warrant liability. A 10% change in the USD exchange rate on the June 30, 2023 balances would impact net loss by $0.8 million.

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2023 or 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K, as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K as filed with the SEC and such subsequently filed Quarterly Report.

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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We had negative working capital of approximately ($7.3) million as of June 30, 2023. Management believes its working capital position raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date of filing of this Form 10-Q. We will require substantial additional funds for further research and development, planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products. Our ability to raise additional financing and maintain operations in the future could be at substantial risk and there can be no assurance that additional funding or partnerships will be available on acceptable terms that would foster successful commercialization of our products. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2023.

PROMIS NEUROSCIENCES INC.

Date: August 14, 2023	By:	/s/ Gail Farfel
Gail Farfel
Chief Executive Officer
(principal executive officer)

Date: August 14, 2023	By:	/s/ Daniel Geffken
Daniel Geffken
Chief Financial Officer
(principal financial officer)