Form 10-Q
period 2023-09-30
ProMIS Neurosciences Inc.
filed 2023-11-14
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, the registrant had 18,885,254 Common Shares outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

●	the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing or collaboration agreements;
●	tax positions and contingencies; research and development costs; compensation and other selling, general and administrative expense;
●	amortization of intangible assets;
●	foreign currency exchange risk;
●	estimated fair value of assets and liabilities; and impairment assessments;
●	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
●	our plans and investments in our portfolio as well as implementation of our corporate strategy;
●	the risk that the Company will maintain enough liquidity to execute its business plan and its ability to continue as a going concern;
●	the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions;
●	the expectations, development plans and anticipated timelines, including costs and timing of potential clinical trials, filings and approvals, of our products candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline product candidates, if approved;
●	the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;
●	our ability to finance our operations and business initiatives and obtain funding for such activities;
●	any lingering impact of the COVID-19 pandemic on our business and operations, including expenses, reserves and allowances, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;
●	inflation, market volatility and rising interest rates;

●	the potential impact of healthcare reform in the United States (U.S.) and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product candidates, if approved;
●	the risk that we become characterized as a passive foreign investment company;
●	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
●	the impact of new laws (including tax), regulatory requirements, judicial decisions and accounting standards.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates and intentions expressed in such forward-looking statements. Risks, uncertainties and other factors which may cause the actual results, performance or achievements of ProMIS Neurosciences Inc. (the “Company”), as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include, but are not limited to, the risks described under the heading “Risk Factors Summary” and in Item 1A—“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 8, 2023 (the “Form 10-K”), the section entitled “Risk Factors” in the Company’s Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on March 17, 2023 as well as the risks described in Item 1A—“Risk Factors” in subsequently filed Quarterly Reports on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Balance Sheets

(expressed in US dollars, except share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$16,868,347	$5,875,796
Short-term investments	31,824	31,009
Prepaid expenses and other current assets	957,785	996,682
Total current assets	17,857,956	6,903,487
Property and equipment, net	—	321
Intangible assets, net	18,022	20,838
Total assets	$17,875,978	$6,924,646
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$8,414,596	$2,975,398
Accrued liabilities	1,436,740	3,437,646
Share-based compensation liability - short-term	49	—
Total current liabilities	9,851,385	6,413,044
Share-based compensation liability	992,348	—
Warrant liability	277,356	1,859,374
Total liabilities	11,121,089	8,272,418

Commitments and contingencies (Note 10)
Shareholders' deficit:
Series 1 Convertible Preferred Shares, no par value, 70,000,000 shares authorized, 70,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common shares, no par value, unlimited shares authorized, 18,525,254 and 8,579,284 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	97,011,590	79,101,061
Accumulated other comprehensive loss	(371,184)	(195,369)
Accumulated deficit	(89,885,517)	(80,253,464)
Total shareholders' equity (deficit)	6,754,889	(1,347,772)
Total liabilities and shareholders' equity (deficit)	$17,875,978	$6,924,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in US dollars, except share amounts)

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,142,160	$4,570,562	$5,658,127	$9,702,978
General and administrative	1,375,380	1,483,573	4,729,969	5,154,324
Total operating expenses	2,517,540	6,054,135	10,388,096	14,857,302
Loss from operations	(2,517,540)	(6,054,135)	(10,388,096)	(14,857,302)

Other income (expense):
Change in fair value of financial instruments	119,019	61,407	683,568	2,972,272
Other interest expense	(75,413)	—	(124,595)	—
Interest expense on convertible debt	—	—	—	(282,064)
Gain on extinguishment of convertible debt and derivative liability	—	—	—	1,307,421
Other income	113,286	35,853	197,070	62,915
Total other income (expense), net	156,892	97,260	756,043	4,060,544

Net loss	(2,360,648)	(5,956,875)	(9,632,053)	(10,796,758)
Other comprehensive loss
Foreign currency translation adjustment	—	(131,874)	(175,815)	(82,397)
Comprehensive loss	$(2,360,648)	$(6,088,749)	$(9,807,868)	$(10,879,155)

Net loss per share, basic and diluted	$(0.19)	$(0.83)	$(0.98)	$(1.50)

Weighted-average shares outstanding of common shares, basic and diluted	12,370,830	7,195,529	9,861,719	7,195,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(expressed in US dollars, except share amounts)

(Unaudited)

						Accumulated
	Series 1 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2022	—	$—	7,195,529	$—	$68,039,178	$(187,919)	$(62,191,201)	$5,660,058
Share-based compensation	—	—	—	—	348,861	—	—	348,861
Conversion of convertible debt and derivative liability to Series 1 Convertible Preferred Shares	70,000,000	—	—	—	5,600,000	—	—	5,600,000
Foreign currency translation	—	—	—	—	—	(82,397)	—	(82,397)
Net loss	—	—	—	—	—	—	(10,796,758)	(10,796,758)
Balance, September 30, 2022	70,000,000	$—	7,195,529	$—	$73,988,039	$(270,316)	$(72,987,959)	$729,764

						Accumulated
	Series 1 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2023	70,000,000	$—	8,579,284	$—	$79,101,061	$(195,369)	$(80,253,464)	$(1,347,772)
Share-based compensation expense	—	—	—	—	266,701	—	—	266,701
Foreign currency translation	—	—	—	—	—	(175,815)	—	(175,815)
Proceeds from the issuance of common stock, pre-funded warrants and accompanying common warrants in August 2023 PIPE, net of issuance costs of $2,738,558	—	—	9,945,970	—	17,745,200	—	—	17,745,200
Reclassification of USD denominated warrants from warrant liability to additional paid-in capital due to change in functional currency	—	—	—	—	1,287,400	—	—	1,287,400
Reclassification of CAD denominated warrants from additional paid-in capital to warrant liability due to change in functional currency	—	—	—	—	(396,375)	—	—	(396,375)
Reclassification of CAD equity-classified stock options to share-based compensation liability due to change in functional currency	—	—	—	—	(1,435,913)	—	—	(1,435,913)
Re-measurement of liability-classified CAD stock options as of September 30, 2023	—	—	—	—	443,516	—	—	443,516
Net loss	—	—	—	—	—	—	(9,632,053)	(9,632,053)
Balance, September 30, 2023	70,000,000	$—	18,525,254	$—	$97,011,590	$(371,184)	$(89,885,517)	$6,754,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(expressed in US dollars, except share amounts)

(Unaudited)

						Accumulated
	Series 1 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, July 1, 2022	—	$—	7,195,529	$—	$73,879,455	$(138,442)	$(67,031,084)	$6,709,929
Share-based compensation	—	—	—	—	108,584	—	—	108,584
Conversion of convertible debt and derivative liability to Series 1 Convertible Preferred Shares	70,000,000	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(131,874)	—	(131,874)
Net loss	—	—	—	—	—	—	(5,956,875)	(5,956,875)
Balance, September 30, 2022	70,000,000	$—	7,195,529	$—	$73,988,039	$(270,316)	$(72,987,959)	$729,764

						Accumulated
	Series 1 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, July 1, 2023	70,000,000	$—	8,579,284	$—	$79,367,762	$(371,184)	$(87,524,869)	$(8,528,291)
Proceeds from the issuance of common stock, pre-funded warrants and accompanying common warrants in August 2023 PIPE, net of issuance costs of $2,738,558	—	—	9,945,970	—	17,745,200	—	—	17,745,200
Reclassification of USD denominated warrants from warrant liability to additional paid-in capital due to change in functional currency	—	—	—	—	1,287,400	—	—	1,287,400
Reclassification of CAD denominated warrants from additional paid-in capital to warrant liability due to change in functional currency	—	—	—	—	(396,375)	—	—	(396,375)
Reclassification of CAD equity-classified stock options to share-based compensation liability due to change in functional currency	—	—	—	—	(1,435,913)	—	—	(1,435,913)
Re-measurement of liability-classified CAD stock options as of September 30, 2023	—	—	—	—	443,516	—	—	443,516
Net loss	—	—	—	—	—	—	(2,360,648)	(2,360,648)
Balance, September 30, 2023	70,000,000	$—	18,525,254	$—	$97,011,590	$(371,184)	$(89,885,517)	$6,754,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(expressed in US dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(9,632,053)	$(10,796,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	266,701	348,861
Foreign currency exchange (gain) loss	(2,632)	367,649
Change in fair value of derivative liability	—	(2,643,123)
Change in fair value of warrant liability	(683,568)	(326,741)
Depreciation of property and equipment	322	5,771
Amortization of debt discount and issuance costs	—	247,046
Amortization of intangible assets	2,816	3,886
Gain on extinguishment of convertible debt and derivative liability	—	(1,307,421)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	38,897	(781,683)
Accounts payable	5,439,199	1,518,327
Accrued liabilities	(2,515,120)	883,931
Net cash used in operating activities	(7,085,438)	(12,480,255)
Cash flows from investing activities
Purchase of property and equipment	—	(2,024)
Net cash used in investing activities	—	(2,024)
Cash flows from financing activities
Proceeds from issuance of common shares, pre-funded warrants and accompanying common warrants from August 2023 PIPE, net of issuance costs	18,259,414	—
Net cash provided by financing activities	18,259,414	—
Effect of exchange rates on cash	(181,425)	(540,884)
Net decrease in cash	10,992,551	(13,023,163)

Cash at beginning of period	5,875,796	16,943,905
Cash at end of period	$16,868,347	$3,920,742

Noncash financing activities
Conversion of convertible debt and derivative liability to Series 1 Convertible Preferred Shares	$—	$5,600,000
Share issuance costs related to August 2023 PIPE included in accrued liabilities as of September 30, 2023	$514,214	$—
Reclassification of historical CAD denominated warrants from equity to liability	$(396,375)	$—
Reclassification of historical USD warrants from liability to equity	$1,287,400	$—

Supplemental disclosure of cash flow information
Cash paid for interest on convertible debt	$—	$87,069
Cash paid for other interest	$124,595	$—

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

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (the “OBCA”) (the “Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. The Company is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (US) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of September 30, 2023, ProMIS USA has had no material activity and has no material financial impact on the Company’s unaudited condensed consolidated financial statements.

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

Liquidity Risk

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues from its activities. The Company had a net loss of $2.4 million and $9.6 million for the three and nine months ended September 30, 2023, respectively, and an accumulated deficit of $89.9 million as of September 30, 2023. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these unaudited condensed consolidated financial statements are issued. The Company will require additional funding to conduct future clinical activities. The Company will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could force delays, reduce or eliminate research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect future business prospects, and the ability to continue operations.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022, which are included with the Company’s Annual Report on Form 10-K and related amendments filed with the United States Securities Exchange Commission (“SEC”). Furthermore, the Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the years ended December 31, 2022 and 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC. Since the date of those audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies except for the Company’s accounting treatment of deferred financing costs for common stock issuances, accounting for liability-classified share-based compensation and foreign currency further described below.

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

Foreign and Functional Currency

Prior to July 1, 2023, the Company’s functional currency was the Canadian dollar (“C$”). Translation gains and losses from the application of the United States dollar (“US$”) as the reporting currency during the period that the Canadian dollar was the functional currency were included as part of cumulative currency translation adjustment, which is reported as a component of stockholders’ equity (deficit) as accumulated other comprehensive loss.

Following the Company’s voluntary delisting from the Toronto Stock Exchange in July 2023, the Company reassessed its functional currency and determined that, as of July 1, 2023, its functional currency had changed from the C$ to the US$. The Company analysis included various factors, including: the Company’s cash flows and expenses denominated primarily in US$, the primary market for the Company’s Common Shares trading in US$ and a majority ownership by U.S. shareholders. The change in functional currency was accounted for prospectively from July 1, 2023 and consolidated financial statements prior to and including the period ended June 30, 2023 were not restated for the change in functional currency.

For periods commencing July 1, 2023, monetary assets and liabilities denominated in foreign currencies are translated into US$ using exchange rates in effect at the end of the reporting period. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets acquired, and non-monetary liabilities incurred after July 1, 2023 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the consolidated statement of operations and comprehensive loss within operating expenses.

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

Black-Scholes requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire) and risk-free rate. Expected volatility is determined using the historical volatility for the Company. The risk-free interest rate is based on the yield of Canadian government bonds with a remaining term equal to the expected life of the option. Expected dividend yield is zero because the Company has never paid any cash dividends on common shares and the Company does not expect to pay cash dividends in the foreseeable future.

Awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades in, (b) the currency in which the employee's pay is denominated, or (c) the Company's functional currency, are required to be classified as liabilities. The change in the Company’s functional currency, effective July 1, 2023 resulted in the reclassification of outstanding stock options that were previously denominated in C$ from equity-classified to liability-classified options (see Note 8), which are accounted for as a share option modification in accordance with FASB’s ASC 718 – Compensation – Stock Compensation (“ASC 718”). Under ASC 718, when an award is reclassified from equity to liability, if at the reclassification date the original vesting conditions are expected to be satisfied, then the minimum amount of compensation cost to be recognized is based on the grant date fair value of the original award. Fair value changes below this minimum amount are recorded in additional paid-in capital. For each reporting period after the modification date, the stock option liability is adjusted so that it equals the portion of the requisite service provided multiplied by the modified award’s fair value at the end of the reporting period.

Share Issuance Costs

Common share issuance costs are incremental costs directly associated with an offering of securities. These costs typically include fees paid to bankers or underwriters, attorneys, accountants, as well as printers and other third parties. Prior to the effective date of an offering of equity securities, specific incremental costs directly attributable to a proposed or actual offering of securities may be deferred and charged against the gross proceeds of the offering.  The Company capitalizes these deferred financing costs as prepaid expenses and other current assets in the accompanying unaudited interim condensed consolidated balance sheets until the completion of the offering, unless the offering is abandoned, at which time the deferred financing costs will be recognized in the unaudited condensed consolidated statements of operations.  During the three and nine months ended September 30, 2023, the Company recognized general and administrative expenses of $0.0 million and $0.8 million related to abandoned offerings.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (“Subtopic 470-20 ”) and Derivatives and Hedging Contracts in Entity s Own Equity (“Subtopic 815-40 ”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred shares. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as additional paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact adopting ASU 2020-06 will have on the Company’s consolidated financial statements and related disclosures, but does not have any outstanding debt as of September 30, 2023.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$31,824	$—	$—	$31,824
Total assets measured at fair value	$31,824	$—	$—	$31,824
Liabilities:
Warrant liability	$—	$—	$277,356	$277,356
Total liabilities measured at fair value	$—	$—	$277,356	$277,356

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$31,009	$—	$—	$31,009
Total assets measured at fair value	$31,009	$—	$—	$31,009
Liabilities:
Warrant liability	$—	$—	$1,859,374	$1,859,374
Total liabilities measured at fair value	$—	$—	$1,859,374	$1,859,374

No transfers between levels have occurred in either reporting period presented. Refer to Note 7 below for disclosures related to the warrant liability.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2023	2022
Upfront research payments	$64,418	$346,015
Goods and services tax receivable	83,448	71,626
Accrued interest receivable	82,059	—
Insurance	645,133	471,088
Dues and subscriptions	32,036	7,926
Consultants	4,811	56,797
License fee	4,722	25,700
Deposits	19,623	12,907
Miscellaneous	21,535	4,623
Total prepaid expenses and other current assets	$957,785	$996,682

5.	ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

Accrued liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Legal	$46,697	$—
Accounting	82,732	73,970
Research and development	729,717	3,185,346
Other	577,594	178,330
Accrued liabilities	$1,436,740	$3,437,646

Other accrued liabilities for the period ending September 30, 2023 include $514,214 of share issuance costs related to the August 2023 PIPE.

Accounts payable are current obligations due to vendors.  In May 2023, the Company entered into an agreement with a vendor which gives the option to defer payment on approximately $5.5 million of current accounts payable and accrued liabilities until March 31, 2024. The outstanding balance of invoices due to the vendor will accrue interest at an annual rate of 5.5%, which will be paid monthly. The Company may repay the outstanding balance at any time.

6.	EQUITY

The Company has authorized an unlimited number of both Common and Preferred Shares, issuable in series, and 70 million Series 1 Convertible Preferred Shares. As of September 30, 2023 and December 31, 2022, the Company had 18,525,254 and 8,579,284 issued and outstanding Common Shares, respectively, and 70,000,000 issued and outstanding Series 1 Convertible Preferred Shares. The Common Shares and Series 1 Convertible Preferred Shares have no par value.

Common Shares reserved for future issuance consists of the following:

	September 30,	December 31,
	2023	2022
Warrants	13,955,897	1,873,622
Series 1 Convertible Preferred Shares	1,166,667	1,166,667
Options issued and outstanding under stock option plan	1,041,492	1,043,025
Deferred Share Units	1,061	1,061
Common Shares available for grant under stock option plan	397,613	396,080
Total Common Shares reserved for future issuance	16,562,730	4,480,455

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

Mandatory Conversion

All outstanding Preferred Shares shall automatically convert into Common Shares, at the effective conversion rate upon the closing of one or more sales of equity securities resulting in at least $30 million of gross proceeds to the Company. As of September 30, 2023, the Company has raised approximately $27.8 million.

Equity Transactions

Following the change in functional currency effective July 1, 2023, the Company reassessed the classification of its historical US$ and C$ denominated warrants in accordance with the Company’s accounting policy for warrants. As a result of the reassessment, the Company determined that 870,026 US$ warrants to purchase Common Shares, originally issued in financing transactions in 2021 and 2022, previously classified as warrant liabilities met the criteria under ASC 815-40 for permanent equity classification. The US$ warrants with a total fair value of $1,287,400, calculated using a Black Scholes calculation as of June 30, 2023, were reclassified from warrant liability to additional-paid-in-capital in the accompanying unaudited condensed consolidated financial statements. The fair value of the US$ warrants represented the entirety of the Company’s warrant liability as of June 30, 2023. The US$ warrants will not be re-measured prospectively.

As result of the reassessment the Company determined that 687,591 C$ warrants, originally issued in financing transactions between 2018 and 2020, which were previously classified in permanent equity no longer met the criteria for equity classification.  The C$ warrants were remeasured as of July 1, 2023. The C$ warrants have exercise prices between C$12.00 and C$28.80 and expire between January 2024 and November 2025. The Company measured the fair value of the C$ warrants on July 1, 2023 using a Black Scholes calculation and the resulting value of $396,375 was recorded as a reclassification from additional-paid-in-capital to warrant liability.  The C$ warrants liability was subsequently re-measured at September 30, 2023 to a fair value of $277,356, with the change in fair value of $119,019 reported in other income in the accompanying unaudited condensed consolidated statement of comprehensive loss.

The weighted-average values of the significant assumptions used in the Black Scholes valuation of the C$ warrants as of July 1, 2023 included volatility of 84.6%, a risk-free rate of 4.54%, exercise price of C$12.80 and an expected term of 2.3 years. The weighted-average values of the significant assumptions used in the Black Scholes valuation of the C$ warrants as of

September 30, 2023 included volatility of 127.8%, a risk-free rate of 4.83%, exercise price of C$13.35 and an expected term of 1.9 years.

A summary of warrant liability activity for the nine-month period ended September 30, 2023 is as follows:

September 30,
2023
Balance at December 31, 2022	$1,859,374
Change in fair value of US$ warrant liability	(564,549)
Foreign exchange loss	(7,425)
Fair value of US$ warrant liability as of June 30, 2023	1,287,400
Fair value of previously liability-classified US$ warrants reclassified to additional paid-in-capital as of July 1, 2023	(1,287,400)
Fair value of previously equity-classified C$ warrants reclassified to warrant liability as of July 1, 2023	396,375
Change in fair value of C$ warrant liability	(119,019)
Balance at September 30, 2023	$277,356

A summary of warrant liability activity for the year ended December 31, 2022 is as follows:

December 31,
2022
Balance at December 31, 2021	$1,871,687
October 2022 PIPE warrant liability at issuance	1,520,401
Change in fair value of the warrant liability	(1,533,644)
Foreign exchange loss	930
Balance at December 31, 2022	$1,859,374

In August 2023, through a private placement (“August 2023 PIPE”), the Company issued 9,945,969 Common Shares, and, in lieu of Common Shares, Pre-Funded Warrants to purchase an aggregate of 954,725 Common Shares, and, in each case, accompanying Common Warrants to purchase an aggregate of up to 10,900,604 additional Common Shares at a unit price of $1.88 per Common Share and accompanying Common Warrant (or $1.87 per Pre-Funded Warrant and accompanying Common Warrant). The private placement resulted in aggregate gross proceeds of $20,483,758 before $2,738,558 of issuance costs. The Common Warrants are exercisable for five years commencing six months after the issuance date at a price of $1.75.

The Company determined the Pre-Funded Warrants and Common Warrants both met the permanent equity criteria classification. The Pre-Funded Warrants and Common Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the Common Shares with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, the Pre-Funded Warrants and Common Warrants do not provide any guarantee of value or return.

The Company also issued 327,020 compensation warrants to purchase Common Shares as compensation to a placement agent as part of the August 2023 PIPE.  The compensation warrants have an exercise price of $1.75 and expire in February 2029. The Company used a Black Scholes calculation to determine the fair value of the compensation warrants at the issuance date. The fair value of $466,658 of issuance costs are recorded in additional-paid-in capital, which results in a net zero impact to additional paid-in-capital and issuance costs. Significant assumptions used in the Black Scholes calculation included risk free interest rate of 4.36%; historical volatility of 107.3%; and a 5.5-year expiry.

7.	WARRANTS

As of September 30, 2023, outstanding Common Share warrants and exercise prices denominated in C$ unless otherwise noted, related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
28.80	139,659	January 2024
18.00	68,334	June 2024
18.00	150,818	November 2024
18.00	49,167	December 2024
12.00	279,613	November 2025
USD 12.60	524,088	August 2026
USD 9.60	146,744	August 2026
USD 7.50	345,938	April 2028
USD 6.10	69,188	April 2028
USD 0.01	954,724	None
USD 1.75	11,227,624	February 2029
	13,955,897

In April 2023, 100,073 warrants with an exercise price of C$28.80 expired without being exercised. There were no warrant exercises in the nine months ended September 30, 2023.

8.	SHARE-BASED COMPENSATION

2015 Stock Option Plan

The Company maintains the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. In June 2015, the 2015 Option Plan was amended from a fixed option plan to a rolling share option plan pursuant to which the Company is authorized to grant options of up to 20% of its issued and outstanding Common Shares. Share options granted vest at various rates and have a term not exceeding ten years. As of September 30, 2023 and December 31, 2022, the Company had 397,613 and 396,080 options available for grant under the 2015 Option Plan, respectively.

The following table summarizes the share options outstanding under the 2015 Option Plan for the nine months ended September 30, 2023. All amounts are denominated in C$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of December 31, 2022	1,043,025	$7.53	6.1	$59,116
Expired	(1,533)	11.77	—	—
Outstanding as of September 30, 2023	1,041,492	7.52	5.4	59,116
Vested and exercisable as of September 30, 2023	696,625	$7.43	4.2	$59,116

The aggregate intrinsic value of options outstanding and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares when the exercise price is below fair value.  There were no options exercised or granted during the nine months ended September 30, 2023.

Upon the change in the Company’s functional currency effective July 1, 2023 C$ share options previously classified as equity were reclassified as liabilities. On July 1, 2023, these options had a fair value of $1,768,515, which was recorded as share-based compensation liability, of which $1,435,913 was reclassified from additional paid-in capital and the remainder of $332,602 was recorded as additional share-based compensation expense. The C$ options were re-measured as of September 30, 2023 and had a fair value of $992,367, resulting in a decrease in fair value of $776,148, of which $332,602 was reduced from share-based compensation expense, with the remaining $443,516 applied to additional paid-in-capital in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the weighted average of significant assumptions used to calculate the fair value of C$ share options outstanding and exercisable as of July 1, 2023 and September 30, 2023:

	Period Ended
	September 30,		July 1,
	2023		2023
Weighted average fair value of Options	C$	1.30	C$	2.54
Expected volatility		118.7%		83.3%
Risk-free interest rate		4.81%		4.30%
Expected dividend yield		—%		—%
Expected term (years)		6.8		6.5

Share-based Payment Expense

The following table summarizes total share-based compensation included in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$—	$39,627	$78,018	$157,147
General and administrative	—	68,957	188,683	240,333
Total share-based compensation	$—	$108,584	$266,701	$397,480

As of September 30, 2023, there was $487,925 of unrecognized share-based compensation liability related to options outstanding but unvested, which is expected to be recognized over weighted-average remaining service period of 2.5 years.

9.	RELATED PARTY TRANSACTIONS

UBC Collaborative Research Agreement

In April 2016, the Company entered into a collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In January 2022, the UBC CRA was amended to extend the project for an additional three years, and funding was increased to an aggregate total of C$5,030,000. This amendment, along with the November 2021 amendment extends the project for an additional three years, effective January 1, 2022. During the nine months ended September 30, 2023 and 2022, the Company made cash payments of $296,590 and $255,339 and incurred costs of $444,730 and $409,268, respectively, which are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

Milestone and royalty related amounts that may come due under various agreements are dependent on, among other factors, preclinical safety and efficacy, clinical trials, regulatory approvals and, ultimately, the successful development and commercial launch of a new drug, the outcomes and timings of which are uncertain. Amounts due per the various agreements for milestone payments will accrue once the occurrence of a milestone is likely. Amounts due as royalty payments will accrue as commercial revenues from the product are earned. Through September 30, 2023, no events have occurred that require accrual of any milestone or royalty related amounts.

UBC and the Vancouver Coastal Health Authority Agreement

In April 2016, the Company entered into a three-year, CRA with the UBC and the Vancouver Coastal Health Authority. The agreement was amended various times through January 2022, extending the agreement through 2025. Refer to Note 9 Related Party Transactions.

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement.  The Company made annual license payments of C$25,000 during the nine months ended September 30, 2023 and 2022. Through September 30, 2023, no accruals for royalty payments have been made.

University Health Network Agreement

In April 2006, and in additional amendments through November 2013, the Company entered into an agreement with the University Health Network, Toronto, to license certain technology and related intellectual property. The UHN License Agreement calls for certain customary payments such as milestone payments, buyout payments and payment to UHN between a half of one percent to a low single digit royalty on revenues. The aggregate amount of all potential milestone and buyout payments under the UHN License Agreement (excluding royalty payments) is C$3,325,000. The Company did not make any payments under the agreement to UHN pursuant to the terms of the UHN License Agreement during the nine months ended September 30, 2023 and 2022. As of September 30, 2023, no accruals for any milestones or royalty payments have been made.

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

Basic net earnings per share applicable to common stockholders is calculated by dividing net earnings applicable to common shareholders by the weighted average shares outstanding during the period, without consideration for common share equivalents. Diluted net earnings per share applicable to common shareholders is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the calculation of dilutive net loss per share applicable to common shareholders, stock options, and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common shareholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common shareholders were the same for all periods presented.

As of September 30, 2023, 954,725 Pre-Funded Warrants to purchase common shares for little to no consideration, issued in connection with the August 2023 private placement (see Note 6), were included in the basic and diluted net loss per share calculation. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common shareholders	$(2,360,648)	$(5,956,875)	$(9,632,053)	$(10,796,758)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	12,370,830	7,195,529	9,861,719	7,195,529
Net loss per share attributable to common shareholders, basic and diluted	$0.19	$0.83	$0.98	$1.50

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2023	2022
Options issued and outstanding under stock option plan	1,041,492	689,321
Warrants	13,955,897	1,560,588
Series 1 Convertible Preferred Shares	1,166,667	1,166,667
Deferred Share Units	1,061	1,061
Total	16,165,117	3,417,637

12.	SUBSEQUENT EVENTS

The Company did not identify any subsequent events through November 14, 2023, the date these unaudited condensed consolidated financial statements were issued.

ITEM 2. FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of November 14, 2023 for the three and nine months ended September 30, 2023 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K and the unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2023 and 2022 included in this Quarterly Report on Form 10-Q (collectively, the “Financial Statements”), which have been prepared by management in accordance with GAAP as issued by the FASB. All dollar amounts refer to United States dollars, except as stated otherwise. Unless otherwise stated herein, all share and per share numbers relating to the Company’s Common Shares prior to the effectiveness of the Reverse Share Split have been adjusted to give effect to the Reverse Share Split.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual licensing and/or commercialization of our product candidates and any future product candidates. Our net losses were $2.4 million and $6.0 million for the three months ended September 30, 2023 and 2022, respectively and $9.6 million and $10.8 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $89.9 million. We expect to continue to incur net losses for the foreseeable future and, if able to raise additional funding, would expect our research and development expenses, general and administrative expenses and capital expenditures to increase. In particular, if we are able to raise additional funding, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as initiate clinical trials, hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a clinical-stage public company. In addition, if we obtain marketing approval for any product candidates, we may incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses should we in-license or acquire additional product candidates.

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

We expect that our cash of $16.9 million as of September 30, 2023 will not be sufficient to fund the Company’s operating expenses for at least 12 months from the date these Financial Statements were issued. This raises substantial about regarding our ability to continue as a going concern. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources.”

Program Updates

ProMIS lead program PMN310: Potential Next Generation Therapy for Alzheimer’s Disease

PMN310, a monoclonal antibody selective for toxic amyloid-beta oligomers in AD, is our lead product candidate. In the beginning of 2023, the Company made significant progress on the program elements.

The Company successfully manufactured PMN310 drug product under cGMP conditions. In April 2023, we filed the Investigational New Drug (IND) application with the FDA and obtained clearance on May 5, 2023. The first subjects in first-in-human Phase 1 clinical trial of PMN310 as a treatment for Alzheimer’s disease are expected to be dosed by end of November.

Expenditures for PMN310 in the three months ended September 30, 2023 were approximately $0.5 million, not including allocations of senior management time.

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

Multiple system atrophy (MSA) – PMN442

ProMIS has selected a novel monoclonal antibody (PMN442) which appears to target alpha-synuclein as a lead candidate for MSA based on its selective binding and protective activity against pathogenic forms of alpha-synuclein. PMN442 has been humanized in a human IgG1 framework and is ready to progress to IND-enabling studies, subject to availability of sufficient resources.

Other key projects

We continue to progress with other key projects, in addition to our top priorities PMN310, PMN267, and PMN442. With respect to the amyloid vaccine program, mouse studies have provided data guiding the development of an AD vaccine containing our oligomer peptide antigens conjugated to a carrier protein in formulation with an adjuvant. Mouse vaccination studies are also ongoing to test potential a-syn vaccine candidates utilizing our peptide antigens to target pathogenic a-syn.

Our proprietary technology employs algorithmic prediction of protein misfolding to identify disease-specific epitopes (DSEs) to which selective antibodies can be raised.  An effort is underway to update the algorithms with machine learning capabilities to accelerate our ability to identify and patent DSEs and antibodies, across neurodegenerative diseases as well as other therapeutic areas.

Recent Corporate Highlights

●	In July 2023, we presented two posters at the Alzheimer’s Association International Conference (AAIC) entitled “Selective targeting and protection against toxic amyloid-beta oligomers by PMN310, a monoclonal antibody rationally designed for greater therapeutic potency in Alzheimer’s disease” and “Rational design of a vaccine for Alzheimer’s disease using a computationally-derived conformational epitope to selectively target toxic amyloid-beta oligomers”.

●	In July 2023, the Company announced and completed the voluntarily delisting from TSX to consolidate its shares on Nasdaq. The Company believes that this consolidation to the Nasdaq will facilitate the opportunity to undertake transactions in accordance with the rules of Nasdaq as its primary market while creating a central marketplace for common shares and providing more liquidity. The Company also believes that delisting from the TSX will lower the expenses of a dual listing and provide savings in time and effort of management, which can be redirected to initiatives intended to generate shareholder value.

●	In August 2023, we completed a private placement of 9,945,969 Common Shares and, in lieu of Common Shares, 954,725 pre-funded warrants, each attached to a Common Share warrant exercisable at a price of $1.75 for gross proceeds of $20.4 million before deducting issuance costs of $2.7 million. Proceeds from the private placement are expected to be used to advance the clinical development of PMN310, ProMIS’ lead therapeutic candidate, as well as for working capital and other general corporate expenses.

●	In October 2023, the PMN310 Phase 1a trial was added to the clinicaltrials.gov database (Study NCT06105528).

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

Nine Months Ended September 30, 2023 and 2022

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses
Research and development	$5,658,127	$9,702,978	$(4,044,851)
General and administrative	4,729,969	5,154,324	(424,355)
Total operating expenses	10,388,096	14,857,302	(4,469,206)
Loss from operations	(10,388,096)	(14,857,302)	4,469,206
Other income/(expense)	756,043	4,060,544	(3,304,501)
Net loss	$(9,632,053)	$(10,796,758)	$1,164,705

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change
Direct research and development expenses by program
PMN310	$3,144,784	$5,823,786	$(2,679,002)
ALS	—	690,539	(690,539)
Platform and other programs	466,793	392,905	73,888
Indirect research and development expenses:
Employee salaries and benefits	1,088,562	1,081,398	7,164
Share-based compensation	78,018	140,162	(62,144)
Consulting expense	807,551	1,461,366	(653,815)
Other operating costs	72,419	112,822	(40,403)
Total research and development expenses	$5,658,127	$9,702,978	$(4,044,851)

Research and development expenses decreased by $4.0 million, or 42%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease is attributable to a $3.3 million decrease in direct research and development expenses. PMN310 related expenses for drug substance manufacturing and preclinical studies increased during the nine months ended September 30, 2022 whereas we conserved resources following the submission of the PMN310 IND in April 2023. Additionally, expenditures on our ALS program slowed during the nine months ended September 30, 2023 as we focused our available resources on PMN310. Research and development consulting expenses also decreased by $0.7M.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change
Employee salaries and benefits	$629,864	$577,839	$52,025
Share-based compensation	188,683	210,230	(21,547)
Professional and consulting fees	3,568,384	4,058,895	(490,511)
Patent expense	184,341	358,974	(174,633)
Facility-related and other	158,697	(51,614)	210,311
Total general and administrative expenses	$4,729,969	$5,154,324	$(424,355)

General and administrative expenses decreased by $0.4 million, or 8%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Employee salaries increased by $0.1 million. Professional and consulting fees decreased by $0.5 million.  Professional and consulting fees during the nine months ended September, 2023 included one-time costs of $0.8 million related to expensing previously deferred financing costs after abandoning planned offerings. Professional and consulting fees during the nine months ended September 30, 2022 included $1.3 million of one-time costs related to our Nasdaq listing in July 2022. Excluding one-time costs, professional and consulting fees were $2.7 million for both the nine months ended September 30, 2023 and 2022, which included an increase in insurance costs of $0.2 million, an increase of $0.2 million in contractors and consultants and an increase of $0.1 million in board of director fees offset by decreases of $0.1 million in each of recruiting, legal and investor relations costs and a $0.1 million decrease in other business development costs.  Patent costs decreased by $0.2 million and facility and other costs increased by $0.2 million, primarily due to the impact of foreign exchange gains during the nine months ended September 30, 2022.

Other Income (Expense)

Other income decreased by $3.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a $1.3 million gain on extinguishment of convertible debt in June 2022 and a decrease in other income of $2.3 million on change in fair value of the derivative liability and warrant liabilities offset by a $0.1 million increase in interest income and a decrease in interest expense of $0.2 million.

Three Months Ended September 30, 2023 and 2022

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses
Research and development	$1,142,160	$4,570,562	$(3,428,402)
General and administrative	1,375,380	1,483,573	(108,193)
Total operating expenses	2,517,540	6,054,135	(3,536,595)
Loss from operations	(2,517,540)	(6,054,135)	3,536,595
Other income/(expense)	156,892	97,260	(59,632)
Net loss	$(2,360,648)	$(5,956,875)	$3,596,227

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change
Direct research and development expenses by program
PMN310	$540,998	$2,988,181	$(2,447,183)
ALS	—	286,481	(286,481)
Platform and other programs	167,878	84,875	83,003
Indirect research and development expenses:
Employee salaries and benefits	353,720	403,342	(49,622)
Share-based compensation	—	39,627	(39,627)
Consulting expense	38,251	734,851	(696,600)
Other operating costs	41,313	33,205	8,108
Total research and development expenses	$1,142,160	$4,570,562	$(3,428,402)

Research and development expenses decreased by $3.4 million, or 75%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease is attributable to a $2.7 million decrease in direct research and development expenses and a decrease of $0.7 million in consulting expenses as we sought to conserve our resources following the submission of the PMN310 IND application in April 2023.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change
Employee salaries and benefits	$207,931	$199,069	$8,862
Share-based compensation	—	68,957	(68,957)
Professional and consulting fees	994,570	1,251,770	(257,200)
Patent expense	42,198	104,172	(61,974)
Facility-related and other	130,681	(140,395)	271,076
Total general and administrative expenses	$1,375,380	$1,483,573	$(108,193)

General and administrative expenses decreased by $0.1 million, or 7%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Professional and consulting fees totaled $1.0M for the three months ended September 30, 2023, representing a decrease of $0.3 million, year on year and one-time costs of $0.2 million related to our Nasdaq listing in July 2022. Patent costs decreased by $0.1 million and facility and other costs increased by $0.3 million, primarily due to the impact of foreign exchange gains during the three months ended September 30, 2022.

Other Income (Expense)

Other income increased by $0.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to an increase of $0.1 million in interest income and the change in fair value of warrant liability, offset by an increase of $0.1 million in interest expense.

Liquidity and Capital Resources

Sources of Liquidity

We are a development stage company as we have not generated revenues to date and do not expect to have significant revenues until we are able to sell a product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide funding, such as licensing fees, milestone payments, royalties, research funding or otherwise. Operations have been financed since inception, through the sale of equity and debt securities and the conversion of Common Share purchase warrants and share options. Our objectives, when managing capital, are to ensure there are sufficient funds available to carry out our research, development and eventual commercialization programs. When we have excess funds, we manage our liquidity risk by investing in highly liquid corporate and government bonds with staggered maturities to provide regular cash flow for current operations. We do not hold any asset-backed commercial paper and our cash is not subject to any external restrictions. We also manage liquidity risk by frequently monitoring actual and projected cash flows. The Board reviews and approves the Company’s operating and capital budgets, as well as any material transactions not in the ordinary course of business. The majority of our accounts payable and accrued liabilities have maturities of less than three months. We are dependent on our ability to generate revenues from our products or secure additional financing in order to continue our research and development activities and meet our ongoing obligations and existing liabilities. In May 2023, we entered into an agreement with a vendor which gives the option to defer payment on approximately $5.5 million of current accounts payable and accrued liabilities until March 31, 2024. The outstanding balance of invoices due to the vendor will accrue interest at an annual rate of 5.5%, which is paid monthly. We may repay the outstanding balance at any time.

In August 2023, we completed a private placement of 9,945,969 Common Shares and, in lieu of Common Shares, 954,725 pre-funded warrants, each attached to a Common Share warrant exercisable at a price of $1.75 for gross proceeds of $20.4 million before deducting issuance costs of $2.7 million. Proceeds from the private placement are expected to be used to advance the clinical development of PMN310, ProMIS’ lead therapeutic candidate, as well as for working capital and other general corporate expenses.

We incurred a net loss of $2.4 million and $9.6 million for the three and nine months ended September 30, 2023, respectively, and reported an accumulated deficit of $89.9 million as of September 30, 2023. Management believes that these conditions raise substantial doubt as to the Company’s ability to continue as a going concern within 12 months of the date the Financial Statements are issued. Additional funding will be necessary to fund future clinical activities and to pay down our existing liabilities. We will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, changing macroeconomic factors including, but not limited to, rising interest rates, uncertainties in the banking industry and inflation have diminished certain opportunities to obtain funding in the current market environment. There is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force us to delay, reduce or eliminate research and development programs and product portfolio expansion or commercialization efforts. These potential delays, reductions and eliminations could adversely affect future business prospects, and our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change
Net cash used in operating activities	$(7,085,438)	$(12,480,255)	$5,394,817
Net cash used in investing activities	—	(2,024)	2,024
Net cash provided by financing activities	18,259,414	—	18,259,414
Effect of exchange rates on cash	(181,425)	(540,884)	359,459
Net increase (decrease) in cash	$10,992,551	$(13,023,163)	$24,015,714

Cash Flows from Operating Activities

Cash used in operating activities was $7.1 million for the nine months ended September 30, 2023, which consisted of a net loss of $9.6 million, increased by non-cash activities of $0.4 million offset by a net change of $3.0 million in our operating assets and liabilities. Non-cash activities primarily consisted of a non-cash gain on the change in fair value of warrant liability of $0.7 million. Additive changes in cash flows related to operating assets and liabilities primarily consisted of an increase of $5.4 million of accounts payable offset by a $2.0 million decrease in accrued liabilities.

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

Cash Flows from Investing Activities

There was no cash used in investing activities during the nine months ended September 30, 2023 and nominal cash used in investing activities for the nine months ended September 30, 2022.

Cash Flows from Financing Activities

Cash provided by financing activities was $18.3 million during the nine months ended September 30, 2023 from the common shares, pre-funded warrants, and common share warrants sold in the August 2023 PIPE, which does not include $0.5 million of accrued but unpaid issuance costs as of September 30, 2023.

There was no cash provided by financing activities during the nine months ended September 30, 2022.

Critical Accounting Policies and Estimates

Our MD&A is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our audited consolidated financial statements for the year ended December 31, 2022. The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make certain judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgement about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, accruals for research and development expenses and the valuation of warrant liabilities and embedded derivative liabilities. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such difference may be material.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Share Equivalents as of September 30, 2023 was as follows:

Number of
Common
Share
Equivalents
Common Shares	18,525,254
Options issued and outstanding under stock option plan	1,041,492
Warrants	13,955,897
Series 1 Convertible Preferred Shares	1,166,667
Deferred share units	1,061
Total - September 30, 2023	34,690,371

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2022 and three months ended September 30, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2023 or 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K, as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K as filed with the SEC and such subsequently filed Quarterly Report.

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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We had working capital of approximately $8.0 million as of September 30, 2023. Management believes its working capital position raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date of filing of this Form 10-Q. We will require substantial additional funds for further research and development, planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products. Our ability to raise additional financing and maintain operations in the future could be at substantial risk and there can be no assurance that additional funding or partnerships will be available on acceptable terms that would foster successful commercialization of our products. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We may attempt to raise additional funds for these purposes through public or private equity or debt financing, collaborations with other biopharmaceutical companies and/or from other sources.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the current COVID-19 pandemic or other public health crises, weather catastrophe, acts of terrorism, war (such as the military conflict between Russia and Ukraine or between Israel and Hamas), threats of terrorist attacks or war, political disruption or other events outside of our control could result in a variety of risks to our business, including, among other things, weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2023, we completed a private placement of an aggregate of (a) 9,945,969 common share units (the Common Share Units), each consisting of one of the Company’s Common Shares, and one warrant to purchase one Common Share (the Warrants) and (b) 954,725 pre-funded units, each consisting of one pre-funded warrant to purchase one Common Share (the Pre-Funded Warrants) and one Warrant (the Pre-Funded Units and together with the Common Share Units, the Units), for gross proceeds of $20.4 million before deducting issuance costs of $2.7 million.  The purchase price for each Common Share Unit was $1.88 per Common Share Unit and the purchase price for each Pre-Funded Unit was $1.87 per Pre-Funded Unit. The Warrants have an exercise price of $ 1.75 per whole Warrant, are exercisable beginning February 21, 2024 and will expire February 21, 2029. The Units, Common Shares, Pre-Funded Warrants, Warrants and Warrant Shares were sold and/or issued without registration under the Securities Act in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and/or Rule 506(b) of Regulation D promulgated thereunder, as well as available exemptions under applicable state securities laws.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2023).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2023).
10.1	Form of Unit Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2023).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2023).
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2023.

PROMIS NEUROSCIENCES INC.

Date: November 14, 2023	By:	/s/ Gail Farfel
Gail Farfel
Chief Executive Officer
(principal executive officer)

Date: November 14, 2023	By:	/s/ Daniel Geffken
Daniel Geffken
Chief Financial Officer
(principal financial officer)