Form 10-K
period 2023-12-31
ProMIS Neurosciences Inc.
filed 2024-04-01
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Based on the closing price as reported on the Nasdaq Capital Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2023, the last day of its most recent completed second fiscal quarter, was approximately $29.7 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding Common Shares of the Registrant as of March 28, 2024 was 18,961,116.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders, or the 2024 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in Item 1A – “Risk Factors” and include, but are not limited to, the following:

Risks Related to the Development of Our Product Candidates

●	Our product candidates are still in the early stages of development and there is significant uncertainty that any such products will actually be developed.
●	We have concentrated a portion of our research and development efforts on the treatment of AD, a field that has seen very limited success in drug development.
●	Our business is heavily dependent on the successful development, regulatory approval and commercialization of PMN310 and any future product candidates that we may develop or acquire, including PMN442 and PMN267.
●	Nonclinical and clinical drug development involves a lengthy, expensive and uncertain process. The results of nonclinical studies and early clinical trials are not always predictive of future results. PMN310 or any other product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.
●	Interim, “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more data become available and is subject to audit and verification procedures that could result in material changes in the final data.
●	We cannot be certain that PMN310, PMN442, PMN267 or any of our future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market our product candidates.

Risks Related to the Commercialization of Our Product Candidates

●	The market opportunities for PMN310, PMN442, PMN267, and future product candidates, if approved, may be smaller than we anticipate.
●	Even if our current or future product candidates obtain regulatory approval, they may fail to achieve the broad degree of adoption and use by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.
●	Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process to commercialize our potential products, which may not be successful.

Risks Related to Our Financial Position and Capital Needs

●	We have incurred losses since inception, we anticipate that we will incur continued losses for the foreseeable future and there is substantial doubt about our ability to continue as a going concern for the full one-year period following the issuance of the consolidated financial statements. We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
●	We have no product candidates approved for commercial sale, we have never generated any revenue from product sales and we may never be profitable.

Risks Related to Our Dependence on Third Parties

●	We will rely on third parties to supply components, research, develop, test, and manufacture our product candidates and market, if approved. The loss of any of these third party relationships or the failure of any of them to meet their obligations to us could affect our ability to develop and obtain approval of our product candidates in a timely manner.

Risks Related to Our Intellectual Property

●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates, and other proprietary technologies if approved, may be adversely affected.
●	If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
●	We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through in-licenses.

Risks Related to Legal and Regulatory Compliance Matters

●	Our relationships with customers, healthcare providers, including physicians, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
●	Even if we obtain regulatory approval for PMN310, PMN442, PMN267 or any future product candidates, they will remain subject to ongoing regulatory oversight, which may result in significant additional expense.

Risks Related to Our Business and Industry

●	We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more effective than ours.
●	If we fail to attract and retain senior management and key scientific personnel, our business may be materially and adversely affected.

Risks Related to Ownership of Our Common Shares and Our Status as a U.S. Public Company

●	Investment in our Common Shares is speculative, involves risk, and there is no guarantee of a return.
●	The price of our Common Shares may be volatile.
●	Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other shareholders.
●	Our internal controls over financial reporting may not be effective, which could have a material and adverse effect on our business.

General Risk Factors

●	We are subject to the continued listing criteria of Nasdaq and our failure to satisfy these criteria may result in a delisting of our Common Shares.
●	The elimination of monetary liability against our directors, officers, and employees under Canadian law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report includes statements that express ProMIS’ opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, our ability to continue as a going concern, patent term expiration dates, prospects, growth, strategies and the markets in which ProMIS operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting ProMIS. Factors that may impact such forward- looking statements include:

●	the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing or collaboration agreements;
●	tax positions and contingencies; research and development costs; compensation and other selling, general and administrative expense;
●	amortization of intangible assets;
●	foreign currency exchange risk;
●	estimated fair value of assets and liabilities; and impairment assessments;
●	the potential impact of increased competition in the markets in which we compete;
●	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
●	our plans and investments in our portfolio as well as implementation of our corporate strategy;
●	the risk that we will maintain enough liquidity to execute our business plan and our ability to continue as a going concern;
●	our expected use of proceeds from sales of our common shares in “at-the-market” offerings and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
●	the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions;
●	the expectations, development plans and anticipated timelines, including costs and timing of clinical trials, filings and approvals, of our products candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline product candidates, if approved;
●	the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;
●	our ability to finance our operations and business initiatives and obtain funding for such activities;

●	the direct and indirect impact of health crises on our business and operations, including expenses, reserves and allowances, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;
●	the impact of global financial, economic, political and health events, such as rising inflation, market volatility and fluctuating interest rates;
●	the potential impact of healthcare reform in the United States and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product candidates, if approved;
●	the impact of the continued uncertainty of the credit and economic conditions in certain countries and our collection of accounts receivable in such countries;
●	the risk that we become characterized as a passive foreign investment company;
●	our ability to prevent and successfully remediate any significant deficiencies or material weaknesses in internal controls over financial reporting;
●	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
●	the impact of new laws (including tax), regulatory requirements, judicial decisions and accounting standards.

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

PART I

Item 1. Business

Overview

ProMIS has in-licensed a patented technology platform with the potential to deliver a portfolio of antibody therapies, therapeutic vaccines, and other therapies derived from antibodies for neurodegenerative diseases and other misfolded protein diseases, which may include Alzheimer’s disease, multiple system atrophy, amyotrophic lateral sclerosis, frontotemporal lobar degeneration, progressive supranuclear palsy, corticobasal degeneration (respectively, AD, MSA, ALS, FTLD, PSP, CBD) and schizophrenia. A common biologic cause contributes to each of these conditions, in that certain proteins, which normally perform a needed function, when misfolded, can cause neuronal degeneration and death, contributing to morbidity and mortality. ProMIS’ technology platform is an example of the advances in drug discovery enabled by computational power, in silico discovery, and/or artificial intelligence. We believe this platform provides a potential advantage by selectively targeting the toxic misfolded proteins with therapeutics.

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

The ability to model protein misfolding in silico to predict target epitopes restricted to toxic, misfolded forms of a protein was a transformational advance for the development of therapeutic antibodies in terms of speed and quality of the antibodies generated. Earlier methods using less defined immunogens, such as synthetic protein aggregates, relied on chance and extensive screening to identify promising antibody clones, and could never quite achieve strict selectivity for the toxic, misfolded protein. The Company first licensed exclusive rights to ProMISTM target epitope identification technology from the University of British Columbia (UBC) to predict novel DSEs on the molecular surface of misfolded proteins. ProMISTM is an “in silico” rational selection approach that could be applied to any protein where the normal folding structure is at least partially known. The Company subsequently acquired a worldwide license from UBC to “Collective Coordinates,” a computational algorithm that supersedes ProMISTM, employing thermodynamics and statistical mechanics to model protein misfolding. This proprietary computational discovery platform provides a unique and robust engine to predict DSEs on the molecular surface of misfolded proteins. The amino acid sequence of the toxic, misfolded form and the healthy, properly folded form of a target protein are the same but they differ in their conformation. The ProMIS platform offers the ability to identify targets (epitopes) unique to the toxic, misfolded form. Cyclic peptides containing the conformational epitopes are created and used to immunize mice or rabbits to generate selective monoclonal antibodies (mAbs) that are designed to attack the disease-causing form of the protein without interfering with the healthy form of the same protein. The mAbs raised in animals are humanized (the critical binding regions are inserted into a human antibody framework) for potential use in patients.  We believe the ProMIS approach has the potential to produce more effective and safer antibodies compared to traditional methods of immunization with whole proteins/peptides or aggregates which result in pan-reactive antibodies that cross-react with all forms of a target protein.  The lack of selectivity of such antibodies dilutes their efficacy by binding to non-toxic forms of the protein and can potentially interfere with the function of the properly folded protein.

Our Pipeline

We are developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins.

1 The Company may consider additional synucleinopathies, including Parkinson’s disease and Lewy Body dementia.

*	Arrows denote the stage of each program

Additional Development Programs

2 Initial indication

*	Arrows denote the stage of each program

ProMIS’ Objectives for 2024

The Company plans to pursue the following key objectives for 2024:

●	Complete the Phase 1a clinical study with PMN310 in Healthy Volunteers
●	Prepare for the Phase 1b clinical study with PMN310 in Alzheimer's patients
●	Conduct further preclinical studies to support pipeline candidates

PRODUCT CANDIDATES

Development of a Therapy for the Treatment of Alzheimer’s Disease (AD)

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

During 2023, it was estimated there were 6.7 million Americans 65 and older living with AD, and that number is projected to rise to 12.7 million by 2050 (www.alz.org, Alzheimer’s disease Facts and Figures 2023). In the United States, one in three seniors dies of AD or another dementia, which kills more people than breast cancer and prostate cancer combined. AD is the sixth leading cause of death in the United States, according to the Alzheimer’s Association. In 2023, AD and other dementias cost the U.S. $592 billion, and those costs are projected to rise with the increasing number of patients. Approximately 11 million Americans are reported to be unpaid caregivers, who in 2022 provided support for patients valued at $339 billion, to people with AD and other dementias.

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

According to the World Alzheimer Report 2022, the current dementia market comprises two product categories, namely, AChE inhibitors and N-methyl-D-aspartate receptor antagonists. AChE inhibitors dominate the market. The overall market is dominated by four leading brands — Aricept, Namenda, Exelon and Ebixa. Aricept, whose active ingredient is an AChE inhibitor, holds the largest market share. North America was the largest market for AD drugs in 2019, accounting for approximately 35% of total worldwide AD pharmaceutical sales in that year. Two mAbs (Aduhelm, Leqembi) were approved in 2021 and 2022 under the U.S. Food and Drug Administration’s (the FDA) Accelerated Approval pathway, which creates a third category of marketed AD treatments, and the first to be considered disease modifying. Commercialization of Aduhelm was discontinued in January 2024.

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

PMN310

ProMIS’ lead therapeutic program is PMN310, a mAb designed to treat AD by selectively targeting the toxic misfolded form of Aβ. Based on the understanding of Aβ biology described above, PMN310 was designed to be more selective for the toxic oligomer of amyloid than other anti-Aβ antibodies such as aducanumab from Biogen, lecanemab, co-developed by Eisai Co. and Biogen, donanemab from Lilly, ACU193 from Acumen and the Prothena PRX012 antibody. These antibodies bind oligomers, but also plaque. This off-target binding of plaque frequently leads to a side effect, ARIA-E and, potentially, limits the benefit of aducanumab and lecanemab by both limiting the highest dose that can be safely administered and by “wasting” a substantial portion of the administered antibody which binds plaque, reducing what is available to neutralize the toxic oligomers.

Recent clinical trial results show that antibodies that bind Aβ monomers (bapineuzumab, solanezumab, crenezumab, gantenerumab) are not efficacious in AD (Salloway et al, 2014, NEJM; Carlson et al, 2016, Alzheimer’s and Dementia; Ostrowitzki et al, 2022, JAMA Neurol;https://www.roche.com/media/releases/med-cor-2022-11-14), suggesting that high selectivity for low abundance toxic AβO is desirable to prevent mAbs from being consumed by unproductive binding to non-pathogenic, abundant monomers (target distraction). Other antibodies with reduced binding to monomers and more selectivity for aggregated Aβ have produced more promising results, including aducanumab and lecanemab, which have both received Accelerated Approval from the FDA, and donanemab, which showed evidence of a cognitive benefit in Phase 3 trials. However, treatment with all of these antibodies was associated with the dose-limiting adverse events of ARIA-E (brain edema) and ARIA-H (microhemorrhages) correlated with binding to insoluble deposits of Aβ in the vasculature and plaque. We believe that a selective, oligomer-specific antibody that does not bind monomers or plaque could circumvent these issues and potentially provide an improved product profile with enhanced efficacy. In July 2022, we presented results at the Alzheimers’ Association International Conference of our analysis of the binding response of Aβ-directed antibodies (aducanumab, lecanemab, donanemab, crenezumab, solanezumab). All antibodies showed some binding signal to toxic AβO from human brain extracts but target distraction by monomers abolished or reduced binding. Only the antibodies that retained measurable binding to oligomers (aducanumab, donanemab and lecanemab) in the face of competition by monomers have shown improvement on cognitive endpoints in previous clinical trials, and that improvement was modest. In our analysis, PMN310 avoided monomer target distraction, with the smallest percent inhibition of binding to brain oligomers when compared to other Aβ-directed antibodies. We believe these data support the therapeutic potential of PMN310.

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

Figure 3

Fig. 3. Systemic administration of PMN310 provides a cognitive benefit in a mouse model of AD (hAPP[V717I] Tg mice)

PMN310 brain exposure and kinetics after systemic i.p. administration were assessed in mice (Gibbs et. al., 2019, Scientific Reports). In one study conducted by ProMIS, aged 15-17 month old wild type littermates of APP/PS1 mice, received a single 30 mg/kg i.p. injection of humanized PMN310 (n=4), aducanumab (n=3) or PBS as a negative control (n=2). Levels of human IgG present in the plasma and perfused brains were measured 24 hours later by ELISA. Equivalent amounts of PMN310 and aducanumab were detected in plasma and brain demonstrating a comparable degree of CNS penetrance (p=0.28) in the range of ~0.3%. As expected, no human IgG was detected in mice injected with PBS alone. Additionally, a study was conducted by ProMIS in aged (13-17 months old) transgenic APP/PS1 mice in order to assess the time course of CNS exposure to PMN310. Plasma and brain levels of human IgG were measured by ELISA on days 1, 7, 14 and 21 after i.p. administration of 30 mg/kg PMN310 (n=4-6 per time point). In spite of declining plasma levels (p=0.0016 for day 1 vs day 7, p<0.0001 for day 1 vs days 14 and 21), CNS levels of PMN310 were detectable out to the study endpoint at day 21, with no significant difference in brain levels at the different time points. These results suggest that PMN310 is comparable to other therapeutic mAbs and is able to cross the blood-brain barrier to reach its target. The Company believes that the greater selectivity of PMN310 for AβO may result in greater neutralization of this disease-causing species (no target distraction) compared with Aβ antibodies derived from immunization with synthetic aggregates. By avoiding plaque binding, PMN310 may also lower the risk of the ARIA adverse events that have been reported associated with plaque-binding antibodies and allow for higher doses to treat the dementia.

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

Clinical Development Plan

The Company successfully manufactured PMN310 clinical supply under cGMP conditions and received clearance on its IND application with the FDA in May 2023 to initiate a Phase 1a clinical trial of PMN310. The Phase 1a trial was initiated in November 2023 as a placebo-controlled single ascending dose (SAD) trial in healthy volunteers testing single intravenous doses of PMN310 escalating from 2.5 to 40 mg/kg in 2-fold increments, and potentially up to 60 mg/kg in adults. Each dosing cohort consists of 6 drug-treated and 2 placebo-treated subjects.  Results of the Phase 1a trial will provide a safety and tolerability assessment across a wide dose range and enable dose selection for a Phase 1b, multiple ascending dose (MAD) study in AD patients.  Assessment of PMN310 levels in CSF will also be leveraged to determine well-tolerated dose(s) that achieve concentrations required for target engagement.  Phase 1a data are expected in mid-2024.

Pending review by the FDA of the trial design, the planned Phase 1b MAD trial will consist of two phases. The first phase is a 6-month double-blind, placebo-controlled monthly intravenous dosing of PMN310 in the 5-40 mg/kg range with approximately 3 dosing cohorts at a 2:1 ratio of drug- to placebo-treated patients and a total of approximately 80 patients. Dose selection will be informed by results from the Phase 1a SAD study. The second phase is a 6-month open label extension (OLE) phase at the same dose levels.  Safety will be a primary outcome with particular emphasis on assessing the expectation that, as a non-plaque binder, PMN310 will have a reduced risk of ARIA. The study will be powered to provide 95% confidence for detection of ARIA.  Plasma and CSF biomarkers which have been reported to reflect treatment effects in the timeframe of the planned study (p-tau, GFAP, neurogranin, etc) will be measured as early indicators of potential efficacy.  Cognition endpoints will also be measured and could potentially reveal trends for a treatment effect.  Subject to feedback from the FDA and securing the necessary capital, initiation of the Phase 1b trial is expected in 2H’24.

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

PMN267

Using the ProMIS discovery platform, we identified epitopes present on misfolded TDP-43 and generated high affinity antibodies (Fig. 4) that selectively recognized misfolded cytoplasmic aggregates of TDP-43 with no detectable interaction with normal TDP-43.  Normal TDP-43 is located in the nucleus and is important for normal cell function (Fig. 5). The antibodies recognized and stained pathogenic TDP-43 aggregates in spinal cord sections from ALS patients and brain sections from FTLD patients (immunohistochemistry) indicating that they have the potential to target disease-causing TDP-43. In vitro data showed that such antibodies can inhibit the cell-to-cell transmission of misfolded TDP-43 in the extracellular space thereby offering the potential to inhibit spreading of pathology (Fig. 6).

Figure 4

Fig. 4. High affinity mAbs. In SPR studies, serial dilutions of test mAbs were flowed over the target epitope immobilized on sensorchips to assess the binding kinetics and affinity. Binding curves were fitted to a Langmuir 1:1 interaction model.

Figure 5

Fig. 5. Selective binding of mAb to misfolded, cytoplasmic aggregates of TDP-43. Staining of HEK293 cells transfected with mutant TDP-43 shows cytoplasmic aggregates of misfolded TDP-43 (red). Staining of the same cells with a PMN mAb (green) shows co-localization with TDP-43 aggregates with no staining of endogenous, normal TDP-43 in the nucleus (nuclei stained blue).

Figure 6

Fig. 6. Inhibition of cell-to-cell transmission of misfolded TDP-43 by mAbs. Supernatant from HEK293 cells transfected with misfolding mutant TDP-43 was incubated with test antibodies and added to naïve recipient cells to assess transmission of misfolding TDP-43 (HA-tagged). Compared to a mouse IgG1 negative control (mIgG1), several mAbs inhibited transmission to recipient cells as determined by a reduction in the density of the HA band on a Western blot of recipient cell lysate.

A complementary approach is to target intracellular TDP-43 to reduce toxic gains-of-function within the cell by generating intrabody versions of the TDP-43 antibodies. Intrabodies (from intracellular and antibody) are expressed from within the cell and were designed to target intracellular aggregates of TDP-43. Testing indicated that intrabodies expressed inside HEK293 cells associated selectively with pathogenic aggregates of TDP-43 in the cytoplasm (Fig. 7) and promoted degradation of the aggregates without affecting normal TDP-43 function or harming the cells (Fig. 8).

Figure 7

Fig. 7. Co-localization of intrabody with misfolded, cytoplasmic aggregates of TDP-43. Staining of HEK293 cells co-transfected with mutant TDP-43 (green) and plasmid encoding a PMN intrabody (red) shows co-localization of the two. There was no interaction of the intrabody with endogenous, normal TDP-43 in the nucleus (nuclei stained blue).

Figure 8

Fig. 8. Clearance of TDP-43 aggregates by intrabody. Transfection of HEK293 cells with a ProMIS intrabody results in degradation of HA-tagged mutant TDP-43 (dNLS) aggregates as measured by reduction in the density of the HA band on a Western blot of cell lysate compared to an empty vector (EV) control.

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

An intrabody version of PMN267 (single chain antibody sequence encoded into a plasmid) expressed from within cells showed co-localization with cytoplasmic aggregates of TDP-43 and no detectable binding to normal, nuclear TDP-43. Expression of the intrabody promoted degradation of misfolded TDP-43 aggregates in the HEK293 cell system by approximately 58% (Fig. 7). In vitro studies were also performed in collaboration with Dr. Gene Yeo at University of California, San Diego using iPSC-derived motor neurons from ALS patients, the cell type predominantly affected in ALS. In these studies, neurons transduced with vectorized PMN267 intrabody or a control protein (luciferase) were subjected to prolonged stress by puromycin-induced suppression of protein synthesis for 24 hours, giving rise to TDP-43 aggregates that persisted after another 24 hours of recovery. Neurons expressing PMN267 intrabody compared to control protein showed a 30-60% reduction in the amount of stress-induced TDP-43 aggregates as quantitated by high-content imaging. The Company believes that the observed selectivity of PMN267 for misfolded TDP-43 and avoidance of normal TDP-43 has the potential to allow for inhibition of disease without compromising essential TDP-43 function. PMN267 has been humanized in a human IgG1 framework for IND-enabling studies to support the systemic, extracellular administration form. Development of the intrabody form would involve collaboration with a partner with expertise in viral vectorization.

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

PMN442

Multiple studies indicate that pathogenic aggregates of a-syn can propagate from cell-to-cell in a prion-like manner causing progressive neuronal damage and disease symptoms. Using the ProMIS platform, several conformational epitopes were identified as likely to become exposed on misfolded, pathogenic forms of a-syn (toxic oligomers and soluble seeding fibrils). MAbs were raised against these epitopes and were tested for the desired binding profile and ability to protect neurons against toxic a-syn species in vitro.  Traditional methods are unable to generate antibodies with adequate precision to selectively target these neurotoxic forms of a-syn. ProMIS is using its proprietary technology platform for generating and developing antibodies that can uniquely and precisely target these specific toxic forms.  As illustrated in figure 9, ProMIS mAbs showed the ability to selectively bind the pathogenic forms of a-syn (toxic oligomers and small soluble fibrils) but not a-syn monomers that play an important functional role in the brain.

Figure 9

Fig. 9. Selectivity of mAbs for pathogenic species of a-syn. The binding response of a representative mAb to various concentrations of a-syn monomers, toxic oligomers and soluble fibrils (sonicated PFFs) measured in a Millipore immunoassay. Mean + SD of triplicates shown with the calculated lower limit of quantitation (LLOQ) for each species.

Multiple mAbs were screened and PMN442 emerged as the lead candidate and PMN411 as a back-up with the desired characteristics for this program. As measured by surface plasmon resonance (SPR), PMN442 showed robust binding to toxic a-syn oligomers and seeding fibrils, with negligible binding to a-syn monomers and physiologic tetramers which are required for normal neuronal function (Figure 10). PMN442 also reacted with native toxic a-syn present in brain homogenates from individuals with MSA and DLB (Figure 11).

Figure 10

Fig. 10. Selective binding of PMN442 to pathogenic species of a-syn by SPR.  The binding response of immobilized PMN442 to a-syn monomers, toxic oligomers, soluble (seeding) preformed fibrils (PFFs) and physiologic (Phys.) tetramers was measured by SPR.  The same pattern of binding was observed in 4 independent experiments.

Figure 11

Fig. 11. Binding to native pathogenic a-syn species in patient brain extract. The binding response of immobilized PMN442 to a-syn in brain extract from dementia with Lewy bodies (DLB) (A) and MSA (B) patients was measured by SPR. A pan a-syn reactive antibody and mouse IgG1 (mIgG1) were used as controls. Results shown are the mean + SEM of two (A) or four (B) independent studies.

In activity assays, PMN442 protected rat dopaminergic neurons against neuronal death by a-syn toxic oligomers (Figure 12). In separate assays, PMN442 also inhibited the processes involved in the cell-to-cell propagation of a-syn aggregates: it reduced the uptake of human a-syn seeding fibrils by neurons and the subsequent formation of intracellular aggregates, as well as the recruitment of endogenous normal a-syn into those aggregates (Figure 13). Taken together, these results support the potential of PMN442 to selectively target and protect against a-syn pathogenic species in patients with MSA and other synucleinopathies. PMN442 has been humanized in a human IgG1 framework for advancement to IND-enabling studies. In addition to PMN442, ProMIS is evaluating other antibodies that have shown favorable selectivity and in vitro data.

Figure 12

Fig. 12. Protection against neurotoxicity. PMN442 inhibition of oligomer toxicity for dopaminergic neurons. Cultures of primary rat dopaminergic neurons were exposed to toxic a-syn oligomers with or without PMN442. Survival is expressed as the percentage of viable neurons compared to a control culture with vehicle only (CTL). Results shown are the mean + SEM of 6 replicate cultures. BDNF was used as a positive control. # p = 0.0004 vs. CTL, *p < 0.002 vs. a-synO, **p < 0.003 vs. a-synO.

Figure 13

Fig. 13. Inhibition of seeding activity. PMN442 inhibition of the recruitment of endogenous rat a-syn into phosphorylated aggregates. Cultures of primary rat hippocampal neurons were exposed to soluble human a-syn preformed fibrils (PFF) with or without PMN442. CTL = neurons incubated with vehicle alone. Results are expressed as a percentage of the phosphorylated rat a-syn staining area with PFF alone and show the mean + SEM of 6 replicate cultures. *p<0.02 vs PFF.

DEVELOPMENT PROGRAMS

Expansion to Include Other Neurodegenerative and Misfolded Protein Diseases

The ProMIS discovery platform is being applied to other toxic misfolded proteins that drive disease including tau in AD, FTLD, PSP, and CBD, HD, DISC1 in schizophrenia, and RACK1 in ALS in order to potentially generate antibody therapies for these disorders. Under disease conditions, misfolding of each of these proteins leads to the formation of toxic aggregates inside brain cells that can spread damage by propagating from cell-to-cell. Disease-associated conformational epitopes identified through ProMIS’ computational platform are being used to generate potentially therapeutic antibodies. Additionally, we are using the epitopes identified in the amyloid-beta discovery program to generate a vaccine candidate that potentially could be used for prophylactic treatment of Alzheimer’s disease. The Discovery phase of the process comprises two distinct stages: (1) computational modeling to predict and construct conformational peptide epitopes present on the misfolded, toxic form of a protein, followed by either immunization with the peptide epitopes to generate antibodies/ intrabodies, or incorporation of the peptide antigen into a therapeutic vaccine and (2) screening and validation of multiple candidates in vitro and in vivo to select a lead for preclinical development.

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

Amyotrophic Lateral Sclerosis

RACK1

RACK1 is a core ribosomal protein of the eukaryotic small (40S) ribosomal subunit. It is a scaffold protein that interacts with several other proteins thereby regulating a variety of signaling pathways critical for cell proliferation, transcription and protein synthesis. It is essential for proper neuronal function. In ALS, our own findings and those of others indicate that misfolded RACK1 co-localizes into cytoplasmic aggregates in motor neurons of the spinal cord which may play a role in disease pathology. For example, in a cell system, we and others have found that mutant TDP-43 suppresses global protein synthesis by co-aggregating with RACK1 on polyribosomes. Our recent work indicates that the same observations also apply to the interaction between RACK1 and Fused in sarcoma/translocated in sarcoma (FUS), another protein associated with ALS pathogenesis.

To investigate RACK1 as a potential target for ALS, ProMIS explored the impact of RACK1 knock-down (KD) (i.e., what happens in the absence of RACK1). Our findings were recently published in Acta Neuropathologica Communications (https://doi.org/10.1186/s40478-023-01705-8). In a cell system, RACK1 was observed to co-aggregate with misfolded mutant TDP-43 or mutant FUS in the cytoplasm. Knock-down of RACK1 expression resulted in disaggregation of cytoplasmic TDP-43 or FUS and even relocation to the nucleus (normal location) in some of the cells, accompanied by a reversal of the suppression of protein synthesis. In fruit flies (Drosophila melanogaster) experiencing neurodegeneration as a result of human TDP-43 expression, RACK1 KD alleviated degeneration of neurons in the retina and improved the climbing ability of the flies.

Results from the literature and ProMIS’ proof of concept data using RACK1 KD support targeting of RACK1 as a potential therapeutic approach for ALS. The ProMIS platform identified epitopes present on misfolded RACK1 and generated antibodies selective for pathogenic, aggregated RACK1.

ProMIS has generated five mAbs with the desired selectivity and intrabody versions have been generated for testing. These mAbs recognize diseased tissue (ALS and FTD) but not normal tissue, suggesting that RACK1 is misfolded and aggregated in disease. Research is ongoing to continue to characterize the mAbs and select a candidate.

Alzheimer’s Vaccine Program

We believe that the same peptide antigens that generate a mAb infusion therapy can be used to create a vaccine. The goal of a therapeutic vaccine is to spur the human immune system to generate antibodies that neutralize toxic oligomers, just as the infusion antibodies will hopefully do. The advantage is that a single course of therapy, usually an initial vaccination followed by a booster, can potentially provide years of therapeutic benefit, eliminating the need for frequent costly infusions. Progress in the reliability of blood-based biomarkers of neurodegeneration will likely increase screening to identify individuals in the early stages of AD or at risk of developing the disease. A vaccine capable of inducing an effective antibody response against AβO could be administered prophylactically to at-risk individuals to potentially prevent development of symptomatic disease; and the vaccine could also be given therapeutically to individuals living with a diagnosis of AD to potentially inhibit disease progression. Initial results obtained with peptide 301 (the conformational AβO epitope of PMN310) in a vaccine configuration showed robust induction of antibodies selective for AβO with no binding to monomers or plaque.  There was also no induction of a potentially deleterious T cell response as observed previously with other Ab vaccines. ProMIS performed studies to optimize adjuvant formulation and dosing regimen as well as to explore multivalent vaccine configurations containing additional AbO-restricted epitopes identified by the ProMIS discovery platform. Results from these studies have been submitted for presentation at the 2024 Alzheimer’s Association International Conference.

In previous studies reported in the literature, a first-generation vaccine consisting of aggregated human Aβ protein with QS1 adjuvant induced antibody production in AD patients but elicited meningoencephalitis (brain inflammation) and had to be discontinued for safety reasons. Subsequent studies indicated that T helper (Th) cell epitopes in the Aβ vaccine gave rise to a pro-inflammatory Th1-type response against the same Aβ epitopes in the brain). The Company believes it can avoid this issue with a vaccine candidate consisting of its AβO B cell epitopes (no Aβ Th epitopes) conjugated to keyhole limpet hemocyanin (KLH) as a carrier protein. KLH has been used in humans and provides Th cell epitopes that are needed to help the development of an antibody response by B cells. Since KLH is a foreign protein not present in human brain, immunization is expected to result in an antibody response against AβO without a potentially detrimental Th cell inflammatory response (Fig. 16). This premise is supported by initial preclinical studies that we conducted in collaboration with the University of Saskatchewan’s Vaccine and Infectious Disease Organization-International Vaccine Centre (VIDO-InterVac), a global leader in vaccine research and development.  The results were presented at the AD/PD conference in 2022.

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

Alpha-Synuclein Vaccine Program

The same principle of immunization with conformational peptide epitopes of misfolded toxic proteins was applied to alpha-synuclein (a-syn) for vaccination against synucleinopathies such as MSA, PD and LBD. Potential conformational epitopes (misfolded portions) unique to toxic alpha-synuclein were identified by the ProMIS platform. Formulations of several of these epitopes were tested in mouse vaccination studies leading to the selection of a lead vaccine candidate for testing in mouse models replicating cognitive and motor deficits of human disease. This pioneering work was made possible through a C$1.16 million research grant by the Weston Family Foundation to the University of British Columbia to support the research of the team led by Neil Cashman, M.D., ProMIS Chief Scientific Officer and Professor Emeritus at the University of British Columbia. The team also includes Scott Napper, Ph.D., from the Vaccine and Infectious Disease Organization (VIDO) and Professor of Biochemistry, Microbiology, and Immunology at the University of Saskatchewan, Marco Prado, Ph.D., the Canada Research Chair in Neurochemistry of Dementia and Professor of Anatomy & Cell Biology / Physiology and Pharmacology, at the University of Western Ontario, and Joel Watts, Ph.D., Canada Research Chair in Protein Misfolding Disorders and Associate Professor within the Department of Biochemistry and the Tanz Centre for Research in Neurodegenerative Diseases at the University of Toronto.

Results from the vaccination studies have been submitted for presentation at the 2024 meeting of the American Academy of Neurology (AAN).

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

License Agreements and Patents

License Agreement with the University of British Columbia (UBC)

On February 4, 2009, ProMIS (under its previous name, Amorfix Life Sciences Ltd.) entered into an exclusive license agreement with UBC in which ProMIS gained exclusive worldwide rights to develop and commercialize certain intellectual property rights belonging to UBC, based on its technology relating to misfolded proteins. Such agreement was amended and restated effective October 6, 2015 (as amended and restated, the “UBC License Agreement”). Under the terms of the UBC License Agreement, ProMIS has a worldwide exclusive license to UBC’s rights in existing and future intellectual property (Improvements as defined in the UBC License Agreement) related to misfolded protein technology, with the right to sublicense. ProMIS is also responsible for managing the filing, maintenance and prosecution of the licensed patents and applications and is responsible for costs associated with the same. The UBC License Agreement expires on a product by product and country by country basis upon the expiration of ProMIS’ obligation to pay royalties to UBC under the terms thereof (unless terminated earlier pursuant to the terms of the UBC License Agreement). The Company’s obligation to pay royalties under the UBC License Agreement expires upon the longer of the life of the Patents (as defined in the UBC License Agreement), including those identified in Schedule A thereto (as amended from time to time), and ten years following the First Commercial Sale of a Product (as those terms are defined in the UBC License Agreement) in any country. Since the Company has not made commercial sales under the UBC License Agreement to date, the UBC License Agreement is currently expected to expire no earlier than February 19, 2044. However, this date may be adjusted upon the Company’s First Commercial Sale of a Product or upon an amendment to Schedule A to the UBC License Agreement to add additional patents. The UBC License Agreement may also be terminated by UBC, at its option, upon the occurrence of certain events including, but not limited to, our insolvency, winding up,  liquidation, if the subject technology becomes subject to a security interest that is not released, if ProMIS or any of its directors or officers have materially breached or failed to comply with securities laws, in the event of certain breaches of, or our failure to perform obligations under, the UBC License Agreement or other agreements between ProMIS and UBC or other terminations of existence. Either party may terminate the license for breaches pursuant to the terms thereof, unless remedied within a certain period specified in the UBC License Agreement. ProMIS also has the right, in its sole discretion, to terminate the UBC License Agreement upon written notice to UBC. The UBC License Agreement calls for certain customary payments such as an annual license fee and payment to UBC of a low to high single digit royalty on revenues. As of December 31, 2023, the Company has paid a total of C$225,000 to UBC pursuant to the terms of the UBC License Agreement.

The foregoing description of the UBC License Agreement is qualified in its entirety by reference to the UBC License Agreement.

The UBC Patents

The UBC patent license includes a patent family directed toward systems and methods for predicting therapeutic targets in misfolding proteins. This patent family (referred to as Collective Coordinates target identification technology) includes an issued U.S. patent, seven issued foreign patents and two pending foreign applications. Issued patents from this family are expected to expire in November 2036, absent any disclaimers or extensions available.

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

The AD family includes patent families related to three Aβ epitope targets. The first Aβ epitope target patent family,  includes several patent subfamilies and includes specifically one issued and one allowed U.S. patent, four pending U.S. applications, seven issued or allowed foreign patents and 15 foreign pending patent applications. Issued patents from this family are expected to expire in November 2036, July 2037 or July 2038, depending on the subfamily and absent any disclaimers or extensions available. The second Aβ epitope target patent family includes one issued U.S. patent and one pending U.S. application, two issued foreign patents and five foreign pending applications. Issued patents from this family are expected to expire in November 2036, absent any disclaimers or extensions available. The third Aβ epitope target patent family includes one issued  and one allowed U.S. patent, one issued  and one allowed foreign patent and five foreign pending applications. Issued patents from this family are expected to expire in November 2036, absent any disclaimers or extensions available. The AD family also includes one issued U.S. patent directed to combinations of the three Aβ epitope target antibodies and an issued U.S. patent directed to combinations of the three Aβ epitope target immunogens. Issued patents from this family are expected to expire in November 2036, absent any disclaimers or extensions available. Also included is an issued U.S. patent to a fourth Aβ epitope target which is expected to expire March 2031 absent any disclaimers or extensions available.

The AD family includes a patent family for a Tau epitope target. The Tau epitope target patent family includes one pending U.S. patent application and six foreign pending patent applications. Issued patents from this family are expected to expire in May 2040, absent any disclaimers or extensions available.

The ALS disease family includes patent families directed to two TDP-43 epitope targets. The first TDP-43 epitope target family includes one issued U.S. patent, one pending U.S. application, and 4 pending foreign applications. Issued patents from this family are expected to expire in May 2038, absent any disclaimers or extensions available. The second TDP-43 epitope target family includes two patent subfamilies, the earlier of which includes one pending U.S. patent application and 6 pending foreign applications, and a later patent subfamily directed more specifically to intrabodies, that includes one pending U.S. application and 5 foreign patent applications. Issued patents from this family are expected to expire in December 2039 and April 2041, respectively, absent any disclaimers or extensions available.

The ALS disease family includes a patent family related to a SOD1 epitope target. The patent family includes a PCT application. Issued patents from this PCT application are expected to expire in February 2044, absent any disclaimers or extensions available.

The ALS disease family also includes a patent family related to RACK1 nucleic acid targets. The RACK1 nucleic acid target family includes one pending U.S. patent application and five pending foreign applications. Issued patents from this family are expected to expire April 2041, absent any disclaimers or extensions available.

The PD disease family includes a patent family related to alpha-synuclein epitope target. The a-syn patent family includes one pending U.S. patent application and six foreign pending patent applications. Issued patents from this family are expected to expire in October 2039, absent any disclaimers or extensions available.

Other Patents

We are the current owner of two U.S. patents related to SOD1 epitope targets that were co-owned and then acquired from University Health Network (UHN) by assignment. These patents expire on August 2024 and December 2026, absent any disclaimers or further extensions available. We also own three U.S. patents related to SOD-1 immunogens and/or antibodies. Issued patents from this family are expected to expire August 2024 to June 2026, absent any disclaimers or extensions available. We also own two U.S. patents directed to detecting misfolded disease associated proteins. These patents are expected to expire August 2024 and June 2025, absent any disclaimers or further extensions available.

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

Industry Overview

Markets

ProMIS is applying its in-licensed patented technology platform to build a portfolio of antibody therapies and therapeutic vaccines, for neurodegenerative diseases such as AD, ALS, MSA, FTLD, PSP, CBD, and schizophrenia. A common biologic cause contributes to each of these conditions, in that misfolded versions of proteins which normally perform a needed function can cause neuronal degeneration and death when misfolded, contributing to morbidity and mortality.  ProMIS’ technology platform is an example of the advances in drug discovery enabled by computational power, in silico discovery, and artificial intelligence. We believe this platform provides a potential advantage by allowing us to selectively target the toxic misfolded proteins with therapeutics.

Marketing Plans and Milestones

Marketing and commercial launch of any products in the ProMIS portfolio which successfully progress in development must be planned in relation to its available resources. ProMIS intends to out-license the marketing and sales of its products, should they progress successfully in development,  to strategic partners for commercialization.

Government Regulations

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, manufacture, testing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, as well as diagnostics. Generally, before a new drug, biologic or diagnostic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved, authorized, or cleared by the applicable regulatory authority.

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

Human Therapeutic Products

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (FD&C Act) and its implementing regulations and biologics under the FD&C Act and the Public Health Service Act (PHS Act) and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations, such as those related to competition. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative actions or judicial sanctions. These actions and sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, voluntary or mandatory product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal fines or penalties. Any agency or judicial enforcement action could have a material adverse effect on our business, the market acceptance of our product candidates, if approved, and our reputation.

Our product candidates must be approved by the FDA through either a New Drug Application (NDA) or a Biologics License Application (BLA) process before they may be legally marketed in the United States. The process generally involves the following:

●	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practices (GLP) requirements;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an Institutional Review Board (IRB) or independent ethics committee (EC) at each clinical trial site before each human trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practices (GCP) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
●	submission to the FDA of an NDA or BLA;
●	a determination by the FDA within 60 days of its receipt of an NDA or BLA to accept the filing for review;
●	satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with Current Good Manufacturing Practices (cGMP) requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;
●	potential FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA;
●	payment of user fees for FDA review of the NDA or BLA; and
●	FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and the regulatory scheme for drugs and biologics is evolving and subject to change at any time. We cannot be certain that any approvals for our product candidates will be granted on a timely basis, or at all.

Preclinical and Clinical Development

ProMIS’ human therapeutic product applications will be subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and similar regulatory agencies in other countries. First, preclinical testing of human therapeutics is conducted in nonclinical models and on animals in the laboratory to evaluate the potential efficacy, safety and toxicity of a pharmaceutical product candidate. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP regulations for safety/toxicology studies.

The results of these studies, along with applicable chemistry, manufacturing, and controls information are submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, notifies the applicant of safety concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. Additionally, the review of information in an IND submission may prompt FDA to, among other things, scrutinize existing INDs or any marketed products and could generate requests for information or clinical holds on other product candidates or programs.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. The FDA, the IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about applicable clinical trials, including clinical trial results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

Typically, the clinical evaluation process involves three phases. In Phase 1, clinical trials are conducted with a small number of healthy human subjects, or in a small number of patients to determine the early safety profile, the pattern of therapeutic drug distribution and metabolism. The total number of subjects included in Phase 1 clinical trials varies but is generally in the range of 20 to 80. In Phase 2, clinical trials are conducted with groups of patients who have the disease being evaluated to determine preliminary evidence of efficacy, the optimal dosages, and more extensive evidence of safety. Phase 2 clinical trials are typically controlled and conducted in a limited population, usually involving no more than several hundred subjects. In Phase 3, large scale, statistically-driven multi-center, well-controlled clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. Phase 3 clinical trials usually involve several hundred to several thousand subjects. In most, though not all, cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to support approval of a drug.

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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Phase 1, Phase 2, Phase 3 and other types of clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA or BLA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA or BLA, for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA or BLA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision.

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

After evaluating the NDA or BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s or biologic’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a Risk Evaluation and Mitigation Strategy (REMS) which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If we pursue marketing approval for an indication broader than the orphan drug designation we have received, we may not be entitled to orphan drug exclusivity.

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

Pediatric Information and Pediatric Exclusivity

Under the Pediatric Research Equity Act (PREA), certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act (FDASIA) amended the FD&C Act to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration, unless the drug is for an indication for which orphan designation has been granted and is not for a molecularly targeted cancer indication, submit an initial Pediatric Study Plan (PSP) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

A drug or biologic product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and, for drugs, patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or, for drugs, patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs or biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, drug and biologic manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with ongoing regulatory requirements, including cGMP requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.  Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution.

Once an approval of a drug or biologic is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
●fines, warning letters or untitled letters or holds on post-approval clinical trials;
●refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
●product seizure or detention, or refusal to permit the import or export of products;
●injunctions or the imposition of civil or criminal penalties; and
●consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs or mandated modification of promotional materials and labeling and issuance of corrective information.

In many foreign countries, drugs and biologics are subject to regulatory requirements in addition to and sometimes different than the U.S. requirements described herein.

Companion Diagnostics

The FDA defines an in vitro companion diagnostic (IVD) device as an in vitro diagnostic device that provides essential information for the safe and effective use of a corresponding therapeutic product. The use of an IVD companion diagnostic device with a therapeutic product is stipulated in the instructions for use in the labeling of both the diagnostic device and the corresponding therapeutic product, including the label. Applications for an IVD companion diagnostic device and its corresponding therapeutic product will be reviewed and approved according to applicable regulatory requirements. The IVD companion diagnostic device application will be reviewed and approved or cleared under the device authorities of the FD&C Act and relevant medical device regulations; the therapeutic product application will be reviewed and approved under section 505 of the FD&C Act (i.e., drug products) or section 351 of the Public Health Service Act (i.e., biological products) and relevant drug and biological product regulations. The FDA intends to review each IVD companion diagnostic device submission within the context of, or in conjunction with, its corresponding therapeutic product, and FDA review of the IVD companion diagnostic device and the therapeutic product will be carried out collaboratively among relevant FDA offices.

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

U.S. Patent Term Extension and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of a drug or biologic, some U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984,

commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits extension of a patent term of up to five years beyond the normal expiration date of the patent as compensation for patent term lost during the FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension. An NDA or BLA applicant may apply for extension of patent term for its currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Marketing exclusivity provisions under the FD&C Act also can delay the submission or the approval of certain applications. The FD&C Act provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA), or a 505(b)(2) NDA submitted by another Company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FD&C Act also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Biosimilars and Exclusivity

Certain of our product candidates are regulated as biologics. An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009 (BPCI Act), as part of the ACA. This amendment to the PHS Act, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted four and twelve year exclusivity periods from the time of first licensure of the product. The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor. The law is complex and is still being interpreted and implemented by the FDA.

U.S. Healthcare Fraud and Abuse Laws and Compliance Requirements

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing programs for drugs and biologics. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect such operations include:

●	the federal Anti-Kickback Statute is a criminal statute which prohibits, among other things, persons from soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil monetary penalties;
●	federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from the federal government, including Medicare, Medicaid and other government payors, that are false or fraudulent or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act which prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent;
●	HIPAA which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false or fraudulent statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and its implementing regulations, impose certain requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
●	federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed healthcare practitioners, and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members);
●	the FCPA which prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business; and
●	analogous state and foreign laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; and state and local laws that require the registration of pharmaceutical sales representatives.

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

The Affordable Care Act (ACA) substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. Among other things, the ACA subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers; ; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative changes have been proposed and adopted since passage of the ACA.

●	The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional action is taken by Congress.
●	On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
●	On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
●	On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the

FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
●	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
●	In August 2022, the United States Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. Under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect the IRA on our business and the pharmaceutical industry in general is not yet known.

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

Although we believe PMN310 currently is differentiated to other products on the market or in development, if approved, PMN310 will compete with therapies currently approved for the treatment of patients with AD, which have primarily been developed to treat the symptoms of AD rather than the underlying cause of the disease, such as memantine and cholinesterase inhibitors. PMN310 may also compete with one or more potentially disease-modifying therapeutics that target Aβ or amyloid plaques. Biogen’s aducanumab (Aduhelm) was approved by the FDA in June 2021 under the Accelerated Approval pathway, but commercialization was discontinued in January 2024.

Eisai and Biogen announced that the Phase 3 confirmatory AD trial of lecanemab met the primary endpoint (Clinical Dementia Rating-Sum of Boxes) and all key secondary endpoints with statistically significant results in September 2022, and lecanemab received Accelerated Approval from FDA in January 2023. Results from Phase 3 trials of Roche’s gantenerumab were announced in November 2022, while results from Phase 3 trials of Lilly’s donanemab were announced in May 2023. In many therapeutic categories, after initial approvals validate a general mechanistic approach, competitive dynamics are driven by relative safety, efficacy, convenience, and cost effectiveness. We expect this will be the case in the anti-amyloid immunotherapy category.

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

Proprietary Protection

ProMIS has acquired the rights to certain proprietary discovery platforms for the identification of proteins involved in misfolding diseases embodied in various national and international patent applications. ProMIS has also filed international patent applications related to immunotherapy targeting toxic forms of SOD1 and TDP-43 for ALS, toxic oligomers of Aβ for AD and toxic aggregates for a-syn for PD to further protect its intellectual property rights related to its therapeutic programs. In addition, the Company has obtained proprietary rights to a computational algorithm (Collective Coordinates) for  identification of DSEs in protein misfolding diseases as well as predicted DSEs against multiple disease targets. ProMIS intends to aggressively protect the commercial applications for diagnostic, therapeutic and prophylactic applications of these discoveries. In addition, ProMIS has developed know-how, which it may elect to keep as trade secrets and not publicly disclose in patent applications.

Human Capital Management

ProMIS seeks to hire qualified scientists and key employees as needed. As of December 31, 2023, the Company employed six full-time employees and one part-time employee. The remainder of the scientists and key personnel had consulting agreements with ProMIS.

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

Corporate Structure

ProMIS Neurosciences Inc. was incorporated on January 23, 2004 under the name 4203801 Canada Inc. pursuant to the Canada Business Corporations Act (CBCA). The Company changed its name to Amorfix Life Sciences Ltd. on August 24, 2004 and to ProMIS Neurosciences Inc. effective July 8, 2015. On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (OBCA) (Continuance). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023.

On June 21, 2022, the directors of the Company authorized a reverse share split of the issued and outstanding Common Shares in a ratio of 60:1, effective June 28, 2022 (the Reverse Share Split). All information included in this Annual Report on Form 10-K has been adjusted to reflect the Reverse Share Split. Unless otherwise stated herein, all share and per share numbers relating to the Company’s Common Shares prior to the effectiveness of the Reverse Share Split have been adjusted to give effect to the Reverse Share Split, including the consolidated financial statements and notes thereto. The Company’s Common Shares are listed on the Nasdaq Capital Market (Nasdaq) under the symbol, “PMN.”

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

Unless otherwise indicated, all references to “$” or “US$” in this Annual Report on Form 10-K refer to U.S. dollars, and all references to “C$” refer to Canadian dollars. Following the Company’s voluntary delisting from the Toronto Stock Exchange in July 2023, the Company reassessed its functional currency and determined that, as of July 1, 2023, its functional currency had changed from the C$ to the US$.

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

The clinical and commercial success of PMN310 and any future product candidates that we may develop or acquire will depend on a number of factors, including the following:

●	our ability to raise any additional required capital on acceptable terms, or at all;
●	our ability to complete IND enabling studies and successfully submit INDs or comparable applications;
●	timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
●	delays or difficulties in enrolling and retaining patients in our clinical trials;
●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;
●	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;
●	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk to benefit profile of our product candidates or any future product candidates;
●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future approved products, if any;
●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our product candidates or any future product candidates or approved products, if any;
●	the ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of our product candidates or any future product candidates remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMPs;
●	the convenience of our treatment or dosing regimen;
●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

●	acceptance by physicians, payors and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;
●	the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or any future product candidates, if approved;
●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
●	our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates or any future product candidates in the U.S. and internationally, if approved for
●	marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;
●	patient demand for our product candidates, if approved, including patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
●	our ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates;
●	our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims; and
●	our current clinical development plans for PMN310 may change as a result of clinical trial outcomes and future interactions with the FDA.

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

The market for any products that we successfully develop, if any, will also depend on the cost of the product. We do not yet have sufficient information to reliably estimate what it would cost to commercially manufacture PMN310, if approved, and the actual cost to manufacture PMN310 or any drug we develop in the future could materially and adversely affect the commercial viability of the drug. We may also find that the manufacture of our product candidates is more difficult than anticipated, resulting in an inability to produce a sufficient amount of our product candidates for our clinical trials or, if approved, commercial supply. If we do not successfully develop PMN310 or any other drug we develop with drug product that can be reliably and economically manufactured at scale, we will not become profitable, which would materially and adversely affect the value of our Common Shares.

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

We are early in our development efforts for PMN310 and will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA approval to market PMN310 or any other product candidate we seek to develop. Carrying out clinical trials and the submission of a successful BLA is a complicated process. Although members of our team have significant experience in clinical development of drugs through regulatory approval, as an organization, we have limited experience in conducting any clinical trials with PMN310, we have limited experience in preparing regulatory submissions with PMN310 and we have not previously submitted a BLA.

In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of PMN310 will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of PMN310 or any other product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our current or planned clinical trials, could prevent us from or delay us in commercializing PMN310 or any future product candidates we may develop, and failure to successfully complete any of these activities in a timely manner could have a material adverse impact on our business and financial performance.

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	regulatory authorities, Institutional Review Boards (IRBs) or Ethics Committees (ECs), may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or we may fail to reach a consensus with regulatory authorities on trial design;
●	regulatory authorities in jurisdictions in which we seek to conduct clinical trials may differ from each other on our trial design, and it may be difficult or impossible to satisfy all such authorities with one approach;
●	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	we may be unable to add or be delayed in adding a sufficient number of clinical trial sites and obtaining IRB or independent EC approval at each clinical trial site;
●	clinical trials of our product candidates may fail to show safety or efficacy or otherwise produce negative or inconclusive results, and we may decide, or regulatory authorities may require us, to conduct additional clinical trials or abandon drug development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate;
●	enrollment in our clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	difficulties in having subjects complete a clinical trial or returning for post-treatment follow-up;
●	changes to clinical trial protocols;
●	our third-party contractors, including clinical investigators, contract manufacturers and vendors may fail to comply with applicable regulatory requirements, lose their licenses or permits, or otherwise fail, or lose the ability to, meet their contractual obligations to us in a timely manner, or at all;
●	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
●	regulatory authorities or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate, and we may lack adequate funding to continue one or more clinical trials;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
●	clinical trial sites may deviate from clinical trial protocol or drop out of a clinical trial; and
●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies.

Adverse side effects, properties or other safety risks associated with PMN310, PMN267, PMN442 or any future product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.

As is the case with pharmaceuticals generally, it is possible that there may be side effects and adverse events associated with the use of PMN310, PMN267, PMN442 or any future product candidates we may develop. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics as the clinical trials progress to greater exposures and a larger number of patients. Undesirable side effects caused by, or unexpected or unacceptable characteristics associated with, PMN310, PMN267, PMN442 or any future product candidates we may develop, could result in the delay, suspension or termination of clinical trials by us, the FDA or other regulatory authorities, or IRBs for a number of reasons. We may also elect to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for such product candidate if approved. If we elect or are required to further delay, suspend or terminate any clinical trial of any product candidates we may develop, the commercial prospects of such product candidates will be harmed and our ability to generate drug revenues from any such product candidates will be delayed or eliminated.

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

Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

●	the severity and difficulty of diagnosing the disease under investigation;
●	the eligibility and exclusion criteria for the trial in question;
●	the size of the patient population and process for identifying patients;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	the design of the trial protocol;
●	the perceived risks and benefits of the product candidate in the trial, including relating to cell therapy approaches;

●	the availability of competing commercially available therapies and other competing therapeutic candidates’ clinical trials for the disease or condition under investigation;
●	the willingness of patients to be enrolled in our clinical trials;
●	the efforts to facilitate timely enrollment in clinical trials;
●	potential disruptions caused by any global health crisis, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment; and
●	the proximity and availability of clinical trial sites for prospective patients.

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

From time to time, as we continue existing and initiate new clinical trials, we may publish interim, top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are reported. Differences between preliminary, top-line or interim data and final data could significantly harm our business prospects and may cause the trading price of our Common Shares to fluctuate significantly. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

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

We cannot be certain that PMN310, PMN267, PMN442 or any of our future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market our product candidates.

We currently have no product candidates approved for sale and we cannot guarantee that we will ever have marketable product candidates. Our ability to generate revenue related to sales of PMN310, PMN267 and PMN442, if ever, will depend on the successful development and regulatory approval of such product candidates.

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

Even if a drug is approved, the FDA or the EMA, or other foreign equivalent, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the U.S. and Europe also have requirements for approval of product candidates with which we must comply prior with marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the U.S., Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, nonclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of drug development and the emergence of new information regarding PMN310, PMN267, PMN442 or other product candidates we may develop in the future. Also, regulatory approval for any of our product candidates may be withdrawn.

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

Efforts by biopharmaceutical and pharmaceutical companies in treating AD have seen limited success in drug development. Only two disease-modifying therapeutic options have been approved by the FDA. Biogen’s Aduhelm, a mAb administered via infusion, received Accelerated Approval from the FDA on June 7, 2021 but commercialization was discontinued in January 2024. Eisai’s and Biogen’s Leqembi (lecabemab), also a mAb administered via infusion, received Accelerated Approval on January 6, 2023. We cannot be certain that our approach will lead to the development of approvable or marketable products. With the exception of Aduhelm and Leqembi, the only drugs approved by the FDA to treat patients with AD address the symptoms of the disease. Since 2003, over 500 clinical studies have been completed and only Aduhelm and Leqembi have been approved by the FDA as disease-modifying therapeutic options. As a result, the FDA has a limited set of products to rely on in evaluating PMN310. This could result in a longer than expected regulatory review process, increased expected development costs or the delay or prevention of commercialization of PMN310 for the treatment of AD.

In addition to the significant uncertainty related to insurance coverage and reimbursement of all newly- approved products, there is greater uncertainty for products approved for the treatment of AD. For example, the yearly wholesale acquisition out of pocket cost of the maintenance dose of Aduhelm was $28,200. CMS issued a draft determination that proposes to cover the cost of anti-amyloid monoclonal antibodies, including Aduhelm, only in the context of clinical trials approved by CMS or by the National Institutes of Health. These include only randomized controlled trials conducted in hospital-based outpatient settings, and require patient diversity reflecting that of the U.S. population diagnosed with AD. In April 2022, CMS confirmed this determination and announced that it would deny routine payment for Aduhelm and finalized a strict policy to require patients to enroll in clinical trials for the government to cover the drug. Biogen announced discontinuation of Aduhelm commercialization in January 2024.  In contrast, Leqembi was priced at $26,500 and is covered by Medicare Part B and some private insurers.

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

Successful commercialization of our products, if at all, will depend on a number of factors, including our ability to:

●	raise sufficient capital to fund future commercialization efforts;
●	build a commercial team and supporting organizational infrastructure;
●	obtain necessary licenses, on commercially reasonable terms, for certain offerings we may contemplate;
●	establish partnerships and alliances with third parties to secure commercial capabilities that we may not wish to build;
●	market and distribute our products;
●	distinguish our products from others available on the market;
●	obtain any necessary regulatory approvals for our facilities, product candidates and processes;
●	gain reimbursement by third-party payors, such as private health insurers, managed-health organizations, and state-sponsored health insurance plans for each jurisdiction in which our products are offered;
●	educate physicians and change physician behavior to secure clinical adoption of our products;
●	promote awareness of our products to increase market penetration; and
●	publish in peer-reviewed journals.

There is no assurance that we will be successful in these areas. Any failure or delay in such areas could have a material adverse impact on our business, financial condition, results of operations and prospects.

The market opportunities for PMN310, PMN267, PMN442 and future product candidates, if approved, may be smaller than we anticipate.

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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, conduct existing and initiate new clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We had working capital of approximately $4.3 million as of December 31, 2023. Management believes its working capital position raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date of the issuance of the consolidated financial statements. We will require substantial additional funds for further research and development, current and planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products. Our ability to raise additional financing and maintain operations in the future could be at substantial risk and there can be no assurance that additional funding or partnerships will be available on acceptable terms that would foster successful commercialization of our products. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We may attempt to raise additional funds for these purposes through public or private equity or debt financing, use of “at-the-market” offerings, collaborations with other biopharmaceutical companies and/or from other sources.

We have no product candidates approved for commercial sale, we have never generated any revenue from sales and we may never be profitable.

We have no product candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have not recorded any revenues from the sale of biopharmaceutical products. As of December 31, 2023, we had a deficit of $93.5 million. The cumulative deficit incurred from when we changed our name and focus in July 2015, through December 31, 2023 was $63.2 million. We expect to incur additional losses during the periods of research and development, clinical testing, and application for regulatory approval of its product candidates. We also expect to incur losses unless and until such time as payments from corporate collaborations, product sales and/or royalty payments generate sufficient revenues to fund its continuing operations.

We have devoted most of our financial resources to research and development of PMN310, including our clinical and nonclinical development activities of PMN310, and corporate overhead. We expect that it will be several years, if ever, before we have a product candidate approved and ready for commercialization. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, PMN310 and any other product candidate we may develop in the future, prepare for and begin the commercialization of any approved product candidates and add infrastructure and personnel to support our drug development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Further, these net losses may fluctuate significantly from quarter-to-quarter or year-to-year. To become and remain profitable, we must develop and eventually commercialize PMN310 or another drug with significant revenue.

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

If any of our third-party manufacturers encounter difficulties in production of PMN310, PMN267, PMN442 or any future product candidate we develop, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or, if approved, for commercial sale could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The processes involved in manufacturing PMN310, PMN267, PMN442 and any other product candidate we may develop are highly-regulated and subject to multiple risks. As product candidates are developed through nonclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our third-party manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business.

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

We will likely seek collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates, including PMN310, PMN267 and PMN442. Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our future products.

We will likely seek third-party collaborators for the commercialization of PMN310, PMN267, PMN442 and any of our future product candidates, in the U.S. and may enter into collaboration agreements for the development and commercialization of any of our product candidates outside the U.S. In the U.S., commercialization partners are likely to include large biotechnology or pharmaceutical companies. Our likely collaborators outside the U.S. would most likely include regional and national pharmaceutical companies and biotechnology companies. If we enter into such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Presently we have intellectual property rights to our product candidates through a license from the UBC. Assuming this agreement remains in place, we could be required to pay a low to high single digit royalty on revenues to UBC in the future. Because our program may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license, on reasonable terms, proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for our product candidates. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

Even if we obtain any regulatory approval for PMN310, PMN442, PMN267 or any future product candidates, such product candidates will be subject to ongoing regulatory requirements applicable to research, development, testing, manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record- keeping and submission of safety and other post-market information, among other things. Any regulatory approvals that we receive for PMN310, PMN442, PMN267 or any future product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing and surveillance studies, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to timely report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Further, various states have implemented similar privacy laws and regulations. For example, in California the California Consumer Privacy Act of 2018, or CCPA, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.  Further, as of January 1, 2023, the California Privacy Rights Act (CPRA), amended the CCPA and created additional obligations with respect to processing and storing personal information and sensitive personal information. Similar consumer privacy laws have passed or come into force in more than a dozen U.S. states. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new obligations on regulated businesses, including, in some instances, broader data security requirements. In addition, federal and state legislators and regulators have signaled their intention to further regulate health and other sensitive information, and new and strengthened requirements relating to this information could impact our business. At the state level, some states have passed or proposed laws to specifically regulate health information. For example, Washington’s My Health My Data Act, which comes into force in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information. Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach.

Foreign data protection laws may also apply to health-related and other personal information we process. For example, the collection and use of personal information (including health data) in Europe are governed by the provisions of the EU General Data Protection Regulation ("EU GDPR") as well as other national data protection legislation in force in relevant EU Member States, with respect to the European Economic Area (“EEA”), and the UK General Data Protection Regulation (the "UK GDPR," together with the EU GDPR the "GDPR") and the UK Data Protection Act 2018 with respect to the United Kingdom (“UK”). These laws impose a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the EEA or the UK, providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the EEA and UK data protection regimes. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

The GDPR prohibits the international transfer of personal data to countries outside of the EEA or the UK ("third countries") which are not deemed as adequate for the transfers of personal data by competent authorities, unless a derogation exists or adequate safeguards (for example, the European Commission approved Standard Contractual Clauses ("EU SCCs") and the UK International Data Transfer Agreement/Addendum ("UK IDTA")) are implemented. Where relying on the EU SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments on a case-by-case basis to ensure the law in the data importer’s country and the data importer can ensure sufficient guarantees for safeguarding the personal data. These international transfer restrictions will require significant effort and cost and may result in us needing to make strategic considerations around storage and transfer of personal data.

The EU Commission has adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework") agreed with the U.S., which entered into force on July 11, 2023. This Framework provides a further avenue to transfer European personal data to U.S. companies which self-certified with the Framework, without the need for further safeguards. However, the Framework’s validity has already been challenged in European courts and the Framework could subsequently be invalidated like its predecessors Privacy Shield and Safe Harbor frameworks.

Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has issued an adequacy decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Likewise, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK government has introduced a Data Protection and Digital Information Bill ("UK Bill") into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission.

The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of European personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA. In addition, EEA Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the EEA Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, we do not expect to operate in a uniform legal landscape in Europe

If we are investigated by a European or UK data protection authority, we may face fines and other penalties, including bans on processing and transferring personal data. EEA and UK data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 (£17.5 under the UK GDPR) million or 4% of our total worldwide global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, clients, and data subjects. Compliance with U.S. and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Failure to comply with U.S. and foreign data protection laws and regulations could result in government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity and could negatively affect our operating results and business.

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

The use of new and evolving technologies, such as artificial intelligence (AI), in our offerings may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.

We continue to build and integrate AI into our offerings, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — is anticipated to enter into force in 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems.  If we develop or deploy AI systems that are governed by the AI Act, we may be required to adopt higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our product candidates, if we obtain regulatory approval;
●	our ability to set a price that we believe is fair for our approved products;
●	our ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

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

If approved, PMN310 will likely compete with therapies currently approved for the treatment of patients with AD, which have primarily been developed to treat the symptoms of AD rather than the underlying cause of the disease, such as memantine and cholinesterase inhibitors. PMN310 may also compete with one or more potentially disease-modifying therapeutics that target Aβ or amyloid plaques. Biogen’s aducanumab (Aduhelm) was approved by the FDA in June 2021 under the Accelerated approval pathway but commercialization was discontinued in January 2024.  Lecanemab (Leqembi) from Eisai and Biogen received Accelerated Approval from FDA in January 2023. Other companies known to be developing therapies with Aβ/amyloid plaque-related targets include Alzheon, Inc., Alzinova AB, Chugai Pharmaceutical Co. Ltd., Cognition Therapeutics, Inc., Eisai Co., Ltd., Eli Lilly and Company, Grifols, S.A., KalGene Pharmaceuticals, Inc., Neurimmune AG, Novartis AG, Acumen Pharmaceuticals Inc., Prothena Biosciences, Inc., Roche Holding AG (including Genentech, its wholly owned subsidiary) and Wren Therapeutics, Inc. Additionally, PMN310, if approved, may also compete with other potential therapies intended to address underlying causes of AD that are being developed by several companies, including AbbVie Inc., AC Immune SA, Alector, Inc., Anavex Life Sciences Corp., Annovis Bio, Inc.,  Athira Pharma, Inc., Biohaven Pharmaceuticals, Inc., Cassava Sciences, Inc., Cortexyme, Inc., Denali Therapeutics, Inc., Johnson & Johnson (including Janssen, its wholly-owned subsidiary) and Takeda Pharmaceutical Co. Ltd.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon members of our senior management, particularly our Interim CEO, Neil Warma, as well as our senior scientists and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our product candidates or any future product candidates.

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

The trading market for our Common Shares will be influenced by the research and reports that equity research analysts publish about us and our business. As a relatively new public company, we anticipate having only limited research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our Common Shares, and such lack of research coverage may adversely affect the market price of our Common Shares. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our shares could decline if one or more equity research analysts downgrade our shares or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our shares could decrease, which in turn could cause our shares price or trading volume to decline.

Concentration of ownership of our Common Shares among our existing executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions.

Based on their shareholdings as of December 31, 2023, our directors, executive officers and beneficial owners of greater than 5% of our outstanding shares and their respective affiliates will beneficially own, in the aggregate, approximately 20.4% of our outstanding Common Shares. As a result, these persons, acting together, would be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions.

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

Our constating documents authorize us to issue an unlimited number of Common Shares and an unlimited number of Preferred Shares. Our Board has the authority to cause us to issue additional Common Shares and Preferred Shares and to determine the special rights and restrictions of the shares of one or more series of our Preferred Shares, each without consent of our shareholders. The issuance of any such securities may result in a reduction of the book value or market price of our Common Shares. Given the fact that we have not achieved profitability or generated positive cash flow historically, and we operate in a capital-intensive industry with significant working capital requirements, we may be required to issue additional Common Shares or other securities that are dilutive to existing shareholders in the future in order to continue our operations. For example, on September 22, 2023, we filed a registration statement on Form S-3 (File No. 333-274658) with the SEC, which was declared effective on September 29, 2023 (Shelf Registration Statement), in relation to the registration of Common Shares, preferred shares, subscription receipts, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our Common Shares, debt securities or other equity securities in one or more offerings. On January 5, 2024, we entered into an At The Market Offering Agreement with BTIG, LLC to provide for the offering, issuance and sale of up to an aggregate amount of $25.0 million of our Common Shares from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. Sales of Common Shares, debt securities or other equity securities by us may represent a significant percentage of our Common Shares currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our Common Shares under the Shelf Registration Statement or otherwise, the market price of our Common Shares could decline significantly.

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

Provisions of our governing documents and the OBCA may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their Common Shares, and may also frustrate or prevent any attempt by shareholders to change the direction or management. For example, these provisions:

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

We are incorporated under the provincial laws of Ontario, Canada, and, therefore, certain of the rights of holders of our shares are governed by Canadian law, including the provisions of the OBCA, and by our articles. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations and these differences may make our Common Shares less attractive to investors.

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

We cannot predict if investors will find our Common Shares less attractive because we will rely on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of the last day of the fiscal year (i) following the fifth anniversary of the filing of our Form 10 Registration Statement, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

The Company is subject to reporting and other obligations under applicable Canadian and U.S. securities laws, reporting requirements and rules of any stock exchange on which the Common Shares are listed, including NI 52-109. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources. If we are unable to accomplish any such necessary objectives in a timely and effective manner, our ability to comply with our financial reporting obligations and other rules applicable to reporting issuers could be impaired. Moreover, any failure to maintain effective internal controls could cause us to fail to satisfy our reporting obligations or result in material misstatements in our financial statements, including potential significant deficiencies. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially adversely affected, which could also cause investors to lose confidence in our reported financial information, which could result in a reduction in the trading price of the Common Shares.

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

General Risk Factors

We incur increased costs and demands upon management as a result of being a public company in the United States.

As a public company listed in the U.S., we incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

We continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

Public health crises, such as a pandemic, epidemic or outbreak of other highly infectious or contagious diseases, could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Public health crises, such as a pandemic, epidemic or outbreak of other highly infectious or contagious diseases, could adversely impact our business, the business operations of third parties on whom we rely and our ongoing or planned research and development activities. Additionally, timely enrollment in our ongoing and planned clinical trials is dependent upon clinical trial sites which may be adversely affected by global health concerns. Public health crises could result in increased adverse events and deaths in our clinical trials. Some factors from public health crises that could delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

●the potential diversion of healthcare resources away from the conduct of clinical trials to focus on public health crises, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials and the need for drugs and other supplies that clinical trial sites must have on hand to conduct our clinical trials to be used to address such public health crises;
●limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;
●interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and other supplies used in our prospective clinical trials;
●interruptions in operations at third-party manufacturers, which could result in delays or disruptions in the supply of our current product candidates and any future product candidates; and
●business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, product manufacturing and supply, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operations and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

The elimination of monetary liability against our directors, officers, and employees under Canadian law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

Our by-laws provide that, subject to the OBCA, we may indemnify a director or officer or a former director or officer or a corporation of which the we are or were a shareholder or creditor and their heirs and legal representatives of such person against all costs, charges, and expenses including and amount to be paid to settle an action or satisfy a judgment, reasonably incurred in respect of any civil, criminal or administrative action or proceeding to which they are made a party by reason of being or having been a director or officer of us or a director or officer of any such corporation. Each director and officer upon being elected and appointed shall be deemed to have contracted with us on the terms of this indemnity. The failure of a director or officer to comply with the provisions of the OBCA or the articles or the by-laws shall not invalidate any indemnity to which they are entitled under the by-laws.

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

We are incorporated under the OBCA and some of our directors and officers reside outside of the U.S., in Canada. Consequently, it may not be possible for an investor to effect service of process within the U.S. on us or those persons. Furthermore, it may not be possible for an investor to enforce judgments obtained in U.S. courts based upon the civil liability provisions of U.S. federal securities laws or other laws of the U.S. against us or those persons. There is doubt as to the enforceability, in original actions in Canadian courts, of liabilities based upon U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. Therefore, it may not be possible to enforce those actions against us and certain of our directors and officers.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The rules dealing with federal, state and local income taxation are constantly under review by persons involved in the legislative process and, in the case of U.S. tax laws, by the Internal Revenue Service and the U.S. Treasury Department, and in the case of Canadian tax laws, by the Canada Revenue Agency and the Department of Finance. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our Common Shares. For example, under Section 174 of the code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. are capitalized and amortized, which may have an adverse effect on our cash flow. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation.

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

Based on our current operations, income, assets and certain estimates and projections, including as to the relative values of our assets, including goodwill, which is based on the expected price of our Common Shares, we were not a PFIC for the 2022 taxable year and do not expect to have been a PFIC for the 2023 taxable year.

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

We are subject to the continued listing criteria of Nasdaq and our failure to satisfy these criteria may result in a delisting of our Common Shares.

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

If Nasdaq delists our Common Shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the Common Shares, reduced liquidity, decreased analyst coverage of the Company, and an inability for us to obtain additional financing to fund our operations.

Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity or a natural disaster.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security incident or breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident or breach was to result in a loss of or damage to our data or applications, systems, or infrastructure, or inappropriate disclosure or misuse of confidential or proprietary information, we could incur material legal claims and liability (including litigation and regulatory actions), financial costs, and damage to our reputation, and the further development of our product candidates could be delayed.

Additionally, the regulatory environment surrounding information security is increasingly demanding, with the frequent imposition of new and changing requirements. Compliance with changes in information security laws and with rapidly evolving industry standards may result in our incurring significant expense due to increased investment in technology and the development of new operational processes related to cybersecurity..

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our current or future clinical trials may be conducted outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from potential public health crises, weather catastrophe, acts of terrorism, war (such as the military conflict between Russia and Ukraine), threats of terrorist attacks or war, political disruption or other events outside of our control could result in a variety of risks to our business, including, among other things, weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks to the security, confidentiality, integrity, and availability of our business systems and confidential information, including personal information and intellectual property. We have developed a cybersecurity risk management program in accordance with our risk profile and business. Leveraging the support of a third-party information technology provider, our cybersecurity risk management program includes cybersecurity awareness training for employees and periodic systems monitoring and vulnerability scanning.

We have not identified cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors may from time to time experience threats that could affect our information or systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

Our Senior Director of Finance and Chief Operating Officer, with the assistance of the Company’s third-party information technology provider, are responsible for the strategic leadership and direction of the Company’s cybersecurity program.

The Board exercises oversight of risks from cybersecurity threats primarily through its Audit Committee. Our Senior Director of Finance, with input of other members of Company management and the Company’s information technology provider, periodically makes presentations to the Audit Committee on the Company’s enterprise risk management program, which may address cybersecurity risks and related cyber strategy, as applicable.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Shares are listed on the Nasdaq Capital Market.

Shareholders

As of March 25, 2024 there were 124 holders of record of our Common Shares.

Dividends

There are no restrictions in our articles, by-laws or elsewhere which would prevent us from paying dividends. No dividends have been declared or paid on the Common Shares in the last five fiscal years, and it is not expected that dividends will be declared or paid in the immediate or foreseeable future. Consequently, to date there have been no distributions made by us.

The policy of our Board is to reinvest all available funds in operations. The Board will reassess this policy from time to time. Any decision to pay dividends on the Common Shares will be made by the Board based on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in the 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Ownership and Exchange Controls

There is no limitation imposed by Canadian law or by our Constating Documents on the right of a non-resident to hold or vote our Common Shares.

Recent Sales of Unregistered Securities

The following information represents securities sold by us during the year ended December 31, 2023 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

●	On August 21, 2023, we completed a PIPE Offering of 9,945,969 PIPE Common Share Units and 954,725 Pre-Funded Warrant Units to Selling Shareholders for gross proceeds of approximately $20.5 million before deducting placement agent fees and other offering expenses.
●	On October 26, 2023, we granted 69,000 Stock Options with an exercise price per Stock Option of $1.87 to certain directors, advisors, executives and employees. No consideration was received by us for this issuance.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of April 1, 2024 for the years ended December 31, 2023 and 2022 and should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2023 and 2022 (collectively, the “Financial Statements”), which have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”) as issued by the Financial Accounting Standards Board (“FASB”). All dollar amounts refer to United States dollars, except as stated otherwise. Unless otherwise stated herein, all share and per share numbers relating to the Company’s Common Shares prior to the effectiveness of the Reverse Share Split have been adjusted to give effect to the Reverse Share Split.

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

We were incorporated on January 23, 2004 under the Canada Business Corporations Act (CBCA). On July 13, 2023, we continued our existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (OBCA) (Continuance). The Continuance was approved by our shareholders at our 2023 Annual Meeting of Shareholders held on June 29, 2023. We have a wholly-owned U.S. subsidiary, ProMIS USA, which was incorporated in January 2016 in the State of Delaware. ProMIS USA has had no material activity and has no material financial impact on our Financial Statements. Since our inception, we have devoted substantially all of our resources to developing our platform technologies and the resultant antibody product candidates, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We have principally financed our operations through public and private placements of Common Shares and warrants and convertible debt.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates and any future product candidates. Our net losses were $13.2 million and $18.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $93.5 million. We expect to continue to incur net losses for the foreseeable future and, if able to raise additional funding, would expect our research and development expenses, general and administrative expenses and capital expenditures to increase. In particular, if we are able to raise additional funding we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as continue and initiate new clinical trials, hire additional personnel, and pay fees to outside consultants, lawyers and accountants. In addition, if we obtain marketing approval for any product candidates, we may incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, our “at-the-market” program, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

We expect that our cash of $12.6 million as of December 31, 2023 will not be sufficient to fund the Company’s operating expenses for at least 12 months from the date these Financial Statements were issued. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources.”

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development and research of our platform technologies, as well as unrelated discovery program expenses. We expense research and development costs in the periods in which they are incurred. These expenses include:

●	employee-related expenses, including salaries, related benefits and share-based compensation expense, for employees engaged in research and development activities;
●	external research and development expenses incurred under arrangements with third parties, such as contract research organizations (CROs), and consultants;

●	the cost of acquiring, developing, and manufacturing clinical study materials; and
●	costs associated with clinical and preclinical activities and regulatory operations.

We enter into consulting, research, and other agreements with commercial entities, researchers, universities, and others for the provision of goods and services. Such arrangements are generally cancelable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided by the respective vendors, including our clinical sites. These costs consist of direct and indirect costs associated with our platform technologies, as well as fees paid to various entities that perform certain research on our behalf. Depending upon the timing of payments to the service providers, we recognize prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved, and experience with similar contracts. We monitor each of these factors and adjust estimates accordingly. See Item 1A -“Risk Factors” in this document.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our 2022 Debentures, 2023 interest expense on certain deferred accounts payable and changes in the fair value of our financial instruments, the 2022 gain on extinguishment of our convertible debt and derivative liability, and interest income earned on our cash balances.

Result of Operations

Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years presented:

	Years Ended December 31,
	2023	2022	Change
Operating expenses
Research and development	$7,883,165	$16,087,168	$(8,204,003)
General and administrative	6,379,568	7,292,744	(913,176)
Total operating expenses	14,262,733	23,379,912	(9,117,179)
Loss from operations	(14,262,733)	(23,379,912)	(9,117,179)
Other income (expense)	1,050,251	5,317,649	4,267,398
Net loss	$(13,212,482)	$(18,062,263)	$(4,849,781)

Research and Development Expenses

The following table summarizes the year-over-year changes in research and development expenses for the years presented:

	Years Ended December 31,
	2023	2022	Change
Direct research and development expenses by program
PMN310	$4,776,411	$10,508,127	$(5,731,716)
ALS	—	831,849	(831,849)
Platform and other programs	631,566	952,384	(320,818)
Indirect research and development expenses:
Employee salaries and benefits	1,426,572	1,316,249	110,323
Share-based compensation	78,018	297,933	(219,915)
Consulting expense	834,765	2,064,520	(1,229,755)
Other operating costs	135,833	116,106	19,727
Total research and development expenses	$7,883,165	$16,087,168	$(8,204,003)

Research and development expenses decreased by $8.2 million, or 51%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease is primarily attributable to a $6.9 million decrease in direct research and development expenses related to a $5.7 million decrease in spending on our lead program, PMN310, largely attributable to 2022 expenditures of $10.5 million on drug substance manufacturing costs and preclinical research costs in preparation of our IND filing, which was submitted in early 2023, and we initiated our Phase 1a clinical trial of PMN310 in the fourth quarter of the year ended December 31, 2023.  Additionally, expenses on external research costs on ALS portfolio projects decreased by $0.8 million and expenses on our platform technology and other projects decreased by $0.3 million as we focused our available resources on the development and progression of PMN310. The $1.2 million decrease in consulting expense relates to various consultants advising on the content and preparation of the IND and design of preclinical and clinical trials, much of which was completed during 2022 in preparation of the 2023 IND submission. Share-based compensation costs decreased by $0.2 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022 while salaries and benefits increased by $0.1 million.

General and Administrative Expenses

The following table summarizes the year-over-year changes in general and administrative expenses for the years presented:

	Years Ended December 31,
	2023	2022	Change
Employee salaries and benefits	$1,406,930	$1,096,937	$309,993
Share-based compensation	190,718	189,697	1,021
Professional and consulting fees	4,356,649	5,284,559	(927,910)
Patent expense	253,269	540,028	(286,759)
Facility-related and other	172,002	181,523	(9,521)
Total general and administrative expenses	$6,379,568	$7,292,744	$(913,176)

General and administrative expenses decreased by $0.9 million, or 13%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Employee salaries and benefits and share-based compensation increased by $0.3 million, primarily due to accrued employee termination costs of $0.5 million. The $0.9 million decrease in professional and consulting costs for the year ended December 31, 2023 included one-time costs of $0.8 million related to expensing previously deferred financing costs after abandoning planned offerings while professional and consulting fees for the year ended December 31, 2022 included $1.3 million of one-time costs related to our Nasdaq listing in July 2022. The remaining $0.4 million decrease in professional and consulting fees was attributable to a decrease in investor relations and shareholder expenses of $0.7 million and in recruiting expenses of $0.2 million, offset by an increase in insurance costs of $0.2 million and an increase in other consulting and business development of $0.3 million. Patent fees decreased by $0.3 million.

Other Income (Expense)

Other income decreased by $4.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily attributable to a decrease in gain on change in fair value of financial instruments of $3.3 million and a one-time $1.3 million gain on extinguishment of convertible debt and derivative liability in the year ended December 31, 2022, offset by a year over year $0.3 million increase in interest income, and a $0.1 million reduction in interest expense.

Liquidity and Capital Resources

Sources of Liquidity

We are a clinical-stage development company as we have not generated any product revenues to date and do not expect to have significant revenues until we are able to sell a product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide funding, such as licensing fees, milestone payments, royalties, research funding or otherwise. Operations have been financed since inception through the sale of equity and debt securities and the conversion of common share purchase warrants and share options. Our objectives, when managing capital, are to ensure there are sufficient funds available to carry out our research, development and eventual commercialization programs. When we have excess funds, we manage our liquidity risk by investing in highly liquid corporate and government bonds with staggered maturities to provide regular cash flow for current operations. We do not hold any asset-backed commercial paper and our cash is not subject to any external restrictions. We also manage liquidity risk by frequently monitoring actual and projected cash flows. The Board reviews and approves the Company’s operating and capital budgets, as well as any material transactions not in the ordinary course of business. The majority of our accounts payable and accrued liabilities have maturities of less than three months. We are dependent on our ability to generate revenues from our future products or secure additional financing in order to continue our research and development activities and meet our ongoing obligations.

In March 2021, we completed a $7.0 million private placement of convertible unsecured debentures (the Debentures). The Debentures were initially convertible into Common Shares at the option of the holder at a conversion price of $6.00 following the Reverse Share Split and accrued interest at 1% per annum, which is payable annually. The Debentures were amended and converted into 70,000,000 Series 1 Convertible Preferred Shares in June 2022.  The Series 1 Convertible

Preferred Shares are non-voting and non-interest bearing and are convertible at a 60:1 ratio into Common Shares at the option of the holder. In December 2023, the Series 1 Convertible Preferred Shares were converted into 1,166,667 Series 2 Convertible Preferred Shares, which are convertible at a 1:1 ratio into Common Shares at the option of the holder, or upon raising a single round of equity financing in excess of $14 million.

In October 2022, we announced the closing of a private placement for 1,383,755 Common Share units at a price of $5.40 for gross proceeds of $7.47 million. Each unit consisted of one of the Company’s Common Shares, and one-quarter of one warrant to purchase one common share.  The warrants have an exercise price of $7.50 per whole warrant, are exercisable beginning on the calendar date following the six month anniversary of the date of issuance and will expire five years from the date when first exercisable.

In May 2023, we entered into an agreement with a vendor which gives the option to defer payment on approximately $5.7 million of current accounts payable until March 31, 2024. The outstanding balance of invoices due to the vendor will accrue interest at an annual rate of 5.5%, which is paid monthly. We may repay the outstanding balance at any time.

In August 2023, we completed a private placement of 9,945,969 Common Shares and, in lieu of Common Shares, 954,725 pre-funded warrants, each attached to a Common Share warrant exercisable at a price of $1.75 for gross proceeds of $20.4 million before deducting issuance costs of $2.7 million. Proceeds from the private placement are expected to be used to advance the clinical development of PMN310, ProMIS’ lead therapeutic candidate, as well as for working capital and other general corporate expenses. 360,000 pre-funded warrants were exercised for an equivalent number of Common Shares in October 2023.

On September 22, 2023, we filed a registration statement on Form S-3 (File No. 333-274658) with the SEC, which was declared effective on September 29, 2023 (Shelf Registration Statement), in relation to the registration of Common Shares, preferred shares, subscription receipts, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our Common Shares, debt securities or other equity securities in one or more offerings. On January 5, 2024, we entered into an At The Market Offering Agreement with BTIG, LLC to provide for the offering, issuance and sale of up to an aggregate amount of $25.0 million of our Common Shares from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof.

We incurred a net loss of $13.2 million for the year ended December 31, 2023, and reported an accumulated deficit of $93.5 million. Management believes that these conditions raise substantial doubt as to the Company’s ability to continue as a going concern within 12 months of the date the Financial Statements are issued. Additional funding will be necessary to fund future clinical activities. We will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force us to delay, reduce or eliminate research and development programs and product portfolio expansion or commercialization efforts. These potential delays, reductions and eliminations could adversely affect future business prospects, and the ability to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Years Ended December 31,
	2023	2022	Change
Net cash used in operating activities	$(10,843,676)	$(17,033,883)	$6,190,207
Net cash used in investing activities	(1,349)	(1,981)	632
Net cash provided by financing activities	17,748,800	6,494,654	11,254,146
Effect of exchange rates on cash	(181,425)	(526,899)	345,474
Net increase (decrease) in cash	$6,722,350	$(11,068,109)	$17,790,459

Cash Flows from Operating Activities

Cash used in operating activities was $10.8 million for the year ended December 31, 2023, which consisted of a net loss of $13.2 million and $0.6 million in non-cash charges, offset by a net change of $2.9 million in our net operating assets and liabilities. The additive non-cash activities primarily consisted of a gain on the change in fair value of financial instruments of $0.9 million, offset by non-cash charges for share-based compensation of $0.3 million. Changes in cash flows related to operating assets and liabilities primarily consisted of an increase of $3.1 million of accounts payable and accrued liabilities offset by a $0.2 million decrease in prepaid expenses and other current assets. The change in cash flows from operating assets and liabilities does not include $0.2 million in deferred financing costs incurred in December 2023 related to the at-the-market offering program effected in January 2024.

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

Cash Flows from Investing Activities

Cash used in investing activities was nominal during the years ended December 31, 2023 and 2022.

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2023 was $17.7 million from the common shares, pre-funded warrants, and common share warrants sold in the August 2023 PIPE.

Cash provided by financing activities was $6.5 million from the issuance of the October 2022 Common Share units for the year ended December 31, 2022.

Critical Accounting Policies and Estimates

Our MD&A is based on our Financial Statements, which have been prepared in accordance with U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our audited consolidated financial statements for the year ended December 31, 2023. The preparation of these Financial Statements in conformity with U.S. GAAP requires our management to make certain judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Financial Statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgement about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, accruals for research and development expenses and the valuation of warrant liabilities and embedded derivative liabilities. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such difference may be material.

We believe that the following critical accounting estimates discussed below are most important to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates.

Accruals for Research and Development Expenses

Substantial portions of the Company’s clinical and preclinical trials and drug substance manufacturing are performed by third-party laboratories, medical centers, and other vendors. These vendors generally bill monthly for services performed, or bill based upon milestone achievement. For clinical and preclinical studies, the Company recognizes and, if necessary, accrues expenses based upon estimated percentage of work completed and the remaining contract milestones. The Company estimates the period over which such services will be performed based on the terms of the agreements as well as the level of effort to be expended in each period. Sometimes the actual timing of performance or the level of effort varies from the estimate, and if that does occur, the Company will adjust the amounts recorded accordingly.

The percentage of work completed is inherently subject to estimation uncertainty, and the Company uses third party invoices, contract terms, and support provided directly from third parties, when available, to establish the percentage of completion at each measurement date.  As an example, a difference in estimated percentage of work completed compared to actual percentage of work completed of 10% for a $1.0 million contract at the measurement date could have a $0.1 million impact on accrued liabilities and research and development expenses. The Company had $0.7 million of accrued research and development costs at December 31, 2023, which is from multiple contracts.

Valuation of Embedded Derivatives and Accelerated Warrant Liabilities

The Company accounts for certain financial instruments as embedded derivatives pursuant to ASC 815.  These instruments include the conversion feature accounted for as derivative liability for the Debentures, which was extinguished during the year ended December 31, 2022, and certain US dollar denominated accelerated warrants, which were converted to equity measured instruments following our change in functional currency on July 1, 2023 using the fair value as of June 30, 2023. Prior to the change in functional currency, the financial instruments were recorded at fair value at issuance and adjusted to fair value at each reporting date with the difference recorded in earnings. The accelerated warrants from the 2021 August financing were initially measured and at each reporting period using a scenario-based valuation method using a Monte Carlo model. The Company determines volatility and risk-free rate mainly by reference to historical experience. The acceleration model also requires the Company to estimate the probability the warrants will meet the criteria for acceleration by estimating the timing and amount of future capital raises, which is inherently subject to uncertainty. Although the largest driver of change in value of the accelerated warrants is generally the current stock price, changes to the actual timing of capital raises could potentially materially impact the valuation.

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

Liquidity Risk

Our exposure to liquidity risk is dependent on purchasing obligations and raising funds to meet commitments and sustain operations. We are a pre-revenue clinical-stage development company, and we rely on external fundraising to support our operations. We also manage liquidity risk by continuously monitoring actual and projected cash flows. Our Board reviews and approves the Company’s operating budget, as well as any material transaction.

Foreign Currency Exchange Risk

We are exposed to foreign exchange risk on our non-U.S. dollar denominated cash and non-U.S. dollar denominated liabilities. We do not believe that foreign exchange impacts had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023 or 2022.

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023 or 2022.

Item 8. Financial Statements and Supplementary Data

PROMIS NEUROSCIENCES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of ProMIS Neurosciences Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProMIS Neurosciences Inc. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that ProMIS Neurosciences Inc and Subsidiary will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit and has suffered net losses and negative cash flows from operations and has an accumulated deficit as of December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Baker Tilly US, LLP We have served as the Company’s auditor since 2021.

Tewksbury, Massachusetts
April 1, 2024

PROMIS NEUROSCIENCES INC.

Consolidated Balance Sheets

(expressed in US dollars, except share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash	$12,598,146	$5,875,796
Short-term investments	32,358	31,009
Prepaid expenses and other current assets	988,641	996,682
Total current assets	13,619,145	6,903,487
Property and equipment, net	—	321
Intangible assets, net	—	20,838
Total assets	$13,619,145	$6,924,646
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$7,843,136	$2,975,398
Accrued liabilities	1,506,526	3,437,646
Total current liabilities	9,349,662	6,413,044
Share-based compensation liability	422,002	—
Warrant liability	94,185	1,859,374
Total liabilities	9,865,849	8,272,418

Commitments and contingencies (Note 12)
Shareholders' equity (deficit):
Series 1 Convertible Preferred Shares, no par value, 70,000,000 shares authorized, 0 and 70,000,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Series 2 Convertible Preferred Shares, no par value, unlimited shares authorized, 1,166,667 and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common shares, no par value, unlimited shares authorized, 18,885,254 and 8,579,284 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	97,590,426	79,101,061
Accumulated other comprehensive loss	(371,184)	(195,369)
Accumulated deficit	(93,465,946)	(80,253,464)
Total shareholders' equity (deficit)	3,753,296	(1,347,772)
Total liabilities and shareholders' equity (deficit)	$13,619,145	$6,924,646

The accompanying notes are an integral part of these consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in US dollars, except share amounts)

	Years Ended December 31,
	2023	2022
Operating expenses:
Research and development	$7,883,165	$16,087,168
General and administrative	6,379,568	7,292,744
Total operating expenses	14,262,733	23,379,912
Loss from operations	(14,262,733)	(23,379,912)

Other income (expense):
Change in fair value of financial instruments	866,738	4,176,767
Other interest expense	(201,390)	—
Interest expense on convertible debt	—	(282,064)
Gain on extinguishment of convertible debt and derivative liability	—	1,307,421
Other income	384,903	115,525
Total other income (expense), net	1,050,251	5,317,649

Net loss	(13,212,482)	(18,062,263)
Other comprehensive loss
Foreign currency translation adjustment	—	(7,450)
Comprehensive loss	$(13,212,482)	$(18,069,713)

Net loss per share, basic and diluted	$(1.07)	$(2.41)

Weighted-average shares outstanding of common shares, basic and diluted	12,292,707	7,502,609

The accompanying notes are an integral part of these consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

(expressed in US dollars, except share amounts)

								Accumulated
							Additional	Other
	Series 1 Preferred Shares		Series 2 Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2022	—	—	—	—	7,195,529	—	68,039,178	(187,919)	(62,191,201)	5,660,058
Share-based compensation	—	—	—	—	—	—	487,630	—	—	487,630
Conversion of convertible debt and derivative liability to Series 1 Convertible Preferred Shares	70,000,000	—	—	—	—	—	5,600,000	—	—	5,600,000
Issuance of Common Shares, net of issuance costs of $977,624	—	—	—	—	1,383,755	—	4,974,253	—	—	4,974,253
Foreign currency translation	—	—	—	—	—	—	—	(7,450)	—	(7,450)
Net loss	—	—	—	—	—	—	—	—	(18,062,263)	(18,062,263)
Balance, December 31, 2022	70,000,000	—	—	—	8,579,284	—	79,101,061	(195,369)	(80,253,464)	(1,347,772)
Share-based compensation	—	—	—	—	—	—	271,542	—	—	271,542
Proceeds from the issuance of common stock, pre-funded warrants and accompanying common warrants in August 2023 PIPE, net of issuance costs of $2,738,558	—	—	—	—	9,945,969	—	17,745,200	—	—	17,745,200
Exercise of pre-funded warrants	—	—	—	—	360,001	—	3,600	—	—	3,600
Reclassification of USD denominated warrants from warrant liability to additional paid-in capital due to change in functional currency	—	—	—	—	—	—	1,287,400	—	—	1,287,400
Reclassification of CAD denominated warrants from additional paid-in capital to warrant liability due to change in functional currency	—	—	—	—	—	—	(396,375)	—	—	(396,375)
Reclassification of CAD equity-classified stock options to share-based compensation liability due to change in functional currency	—	—	—	—	—	—	(1,435,912)	—	—	(1,435,912)
Re-measurement of liability-classified CAD stock options as of December 31, 2023	—	—	—	—	—	—	1,013,910	—	—	1,013,910
Exchange of Series 1 Convertible Preferred Shares for Series 2 Convertible Preferred Shares	(70,000,000)	—	1,166,667	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	(175,815)	—	(175,815)
Net loss	—	—	—	—	—	—	—	—	(13,212,482)	(13,212,482)
Balance, December 31, 2023	—	$—	1,166,667	$—	18,885,254	$—	$97,590,426	$(371,184)	$(93,465,946)	$3,753,296

The accompanying notes are an integral part of these consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Consolidated Statements of Cash Flows

(expressed in US dollars)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(13,212,482)	$(18,062,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	271,542	487,630
Foreign currency exchange (gain) loss	(1,817)	305,407
Change in fair value of derivative liability	—	(2,550,877)
Change in fair value of warrant liability	(866,738)	(1,561,987)
Depreciation of property and equipment	321	6,144
Amortization of debt discount and issuance costs	—	241,854
Amortization of intangible assets	20,838	5,072
Gain on extinguishment of convertible debt and derivative liability	—	(1,307,421)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(187,321)	(318,747)
Accounts payable	4,963,218	2,675,693
Accrued liabilities	(1,831,237)	3,045,612
Net cash used in operating activities	(10,843,676)	(17,033,883)
Cash flows from investing activities
Purchase of short-term investments	(32,358)	(31,009)
Maturity of short-term investment	31,009	31,009
Purchase of property and equipment	—	(1,981)
Net cash used in investing activities	(1,349)	(1,981)
Cash flows from financing activities
Proceeds from issuance of Common Shares from October 2022 PIPE, net of issuance costs	—	4,974,253
Proceeds from issuance of warrants from October 2022 PIPE	—	1,520,401
Proceeds from issuance of common shares, pre-funded warrants and accompanying common warrants from August 2023 PIPE, net of issuance costs	17,745,200	—
Proceeds from exercise of pre-funded warrants	3,600	—
Net cash provided by financing activities	17,748,800	6,494,654
Effect of exchange rates on cash	(181,425)	(526,899)
Net decrease in cash	6,722,350	(11,068,109)

Cash at beginning of year	5,875,796	16,943,905
Cash at end of year	$12,598,146	$5,875,796

Noncash financing activities
Conversion of convertible debt and derivative liability to Series 1 Convertible Preferred Shares	$—	$5,600,000
Deferred share issuance costs related to January 2024 ATM Offering included in accounts payable and accrued liabilities as of December 31, 2023	$195,362	$—
Fair value of noncash compensation warrants issued to placement agents in the October 2022 and August 2023 PIPEs	$466,658	$317,000
Reclassification of historical CAD denominated warrants from equity to liability	$(396,375)	$—
Reclassification of historical USD warrants from liability to equity	$1,287,400	$—
Decrease in share-based compensation liability on CAD denominated share options reducing additional paid-in-capital	$681,308	$—

Supplemental disclosure of cash flow information
Cash paid for interest on convertible debt	$—	$87,069
Cash paid for other interest	$201,390	$—

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

The Company is developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins. The Company's product candidates are PMN310, PMN267 and PMN442. The lead product candidate is PMN310, a monoclonal antibody designed to treat AD by selectively targeting toxic, misfolded oligomers of amyloid-beta. PMN267 is our second lead product candidate targeting ALS. It has been shown in preclinical studies to selectively recognize misfolded, cytoplasmic TDP 43 aggregates without interacting with normal TDP 43. Misfolded TDP 43 is believed to play an important role in the development of ALS. In light of research suggesting that misfolded toxic a-syn is a primary driver of disease in synucleinopathies such as MSA and Parkinson’s disease, our third lead product candidate, PMN442, has shown robust binding to pathogenic a-syn oligomers and seeding fibrils in preclinical studies, with negligible binding to a-syn monomers and physiologic tetramers which are required for normal neuronal function.

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (“OBCA”) (“Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. The Company is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (US) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of December 31, 2023, ProMIS USA has had no material activity and has no material financial impact on the Company’s consolidated financial statements.

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

Liquidity Risk

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. To date, the Company has not generated revenues from its activities. The Company had a net loss of $13,212,482 for the year ended December 31, 2023 and an accumulated deficit of $93,465,946 as of December 31, 2023 and negative cash flows from operations. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these consolidated financial statements are issued. The Company will require additional funding to conduct future clinical activities. The Company will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could force delays, reduce or eliminate research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect future business prospects, and the ability to continue operations.

The Company expects to incur net losses for at least the next several years as the Company advances its product candidates. The Company is actively pursuing additional financing to further develop certain of the Company’s scientific initiatives, but there is no assurance these initiatives will be successful, timely or sufficient.

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

Foreign and Functional Currency

The Company determines its functional currency as the currency of the primary economic environment in which the Company operates. To determine the primary economic environment, the Company considers salient economic factors, including cash flow indicators, expense indicators and financing indicators. Functional currency is a matter of fact, not a policy election and the Company will only reevaluate its functional currency if there is a significant change in facts and circumstances.

Prior to July 1, 2023, the Company’s functional currency was the Canadian dollar (“C$”). Translation gains and losses from the application of the United States dollar (“US$”) as the reporting currency during the period that the Canadian dollar was the functional currency were included as part of cumulative foreign currency translation adjustment, which is reported as a component of stockholders’ equity (deficit) as accumulated other comprehensive loss.

Following the Company’s voluntary delisting from the Toronto Stock Exchange in July 2023, the Company determined there was a significant change in its facts and circumstances, and completed a reassessment of its functional currency. The Company determined that, as of July 1, 2023, the Company’s functional currency had changed from the C$ to the US$. The Company analysis included various factors, including: the Company’s cash flows and expenses denominated primarily in US$, the primary market for the Company’s Common Shares trading in US$ and a majority ownership by U.S. shareholders from financings denominated in US$. The change in functional currency was accounted for prospectively from July 1, 2023 and consolidated financial statements prior to and including the period ended June 30, 2023 were not restated for the change in functional currency.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2023 and 2022, the Company did not have any material cash equivalents.

Short-term Investments

Short-term investments consist of guaranteed certificates of deposit with a maturity greater than 90 days and up to one year at the time of purchase. Accordingly, all short-term investments are classified as current assets in the accompanying consolidated balance sheets. The short-term investment is being held as collateral for the Company’s credit cards.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and short-term investments. Cash is deposited in checking and money market accounts at accredited financial institutions, which at times, may exceed federally insured limits. The short-term investment is deposited in a guaranteed certificate of deposit with an accredited financial institution that guarantees 100% of the original amount invested. Management believes that these financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these high-quality financial institutions. As of December 31, 2023, the Company has not experienced any losses on its cash or short-term investments as a result of credit risk.

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

The Company’s warrant liabilities and share-based compensation liability were classified as Level 3 financial instruments for the years ended December 31, 2023 and 2022.

The carrying amounts of prepaid and other current assets, short-term investments, accounts payable, and accrued expenses are generally considered to be representative of their fair value based on the short-term nature of these financial instruments.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No material impairments have been identified as of each of December 31, 2023 and 2022.

Property and Equipment

Property and equipment, net are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset. Laboratory and equipment are depreciated over two to five years. Computer equipment is depreciated over two to three years. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accompanying consolidated balance sheets and any resulting gain or loss is included in loss from operations in the accompanying consolidated statements of operations and comprehensive loss. Expenditures for repairs and maintenance are expensed as incurred. The Company did not have any material property and equipment as of December 31, 2023.

Intangible Assets

Definite-lived intangible assets are stated at cost less accumulated amortization and any accumulated impairment losses. An intangible asset’s carrying amount is assessed for impairment whenever there is an indication that the asset may be impaired. The Company’s definite-lived intangible assets consist of acquired rights and patents. Intangible assets are amortized on a straight-line basis over the lesser of the life of the intangible asset or its estimated useful life, which is 15 years. The Company did not have any material intangible assets as of December 31, 2023.

Derivative Liability

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging and Topic 480, Distinguishing Liabilities from Equity. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the accompanying consolidated statements of operations and comprehensive loss as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. The Company did not have any bifurcated derivative liabilities as of December 31, 2023.

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

Prepaid and Accrued Research and Development Expenses

Substantial portions of the Company’s pre-clinical development, manufacturing and clinical trials are performed by third-party laboratories, medical centers, CROs and other vendors. These vendors generally bill monthly for services performed, or bill based upon milestone achievement. For preclinical and clinical studies, the Company accrues expenses based upon estimated percentage of work completed and the remaining contract milestones. At times, the Company is obligated to make upfront payments upon execution of research and development agreements. Upfront payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses until such goods are delivered or the related services are performed. The Company estimates the period over which such services will be performed based on the terms of the agreements as well as the level of effort to be expended in each period. Sometimes the actual timing of performance or the level of effort varies from the estimate, and if that does occur, the Company will adjust the amounts recorded accordingly.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Warrants

The Company issues warrants on its common shares in connection with financings as well as for compensation of intermediaries and advisors. The Company accounts for warrants as either equity instruments or as liabilities depending on the specific terms of the warrant agreements in accordance with FASB ASC Topic 815, Derivatives and Hedging and Topic 480, Distinguishing Liabilities from Equity. When classified as equity, warrants are recorded within additional paid-in-capital at the time of issuance and are not subsequently remeasured. Warrants identified as meeting the definition of a liability are recognized as a liability and treated in accordance with the derivative liability accounting policy described above. The Company also issues pre-funded warrants, warrants exercisable for $0.01, which follow the same accounting policy as the common share warrants.

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

Black Scholes requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire) and risk-free rate. Expected volatility is determined using the historical volatility for the Company. The risk-free interest rate is based on the yield of Canadian government bonds with a remaining term equal to the expected life of the option for C$ options and based on the yield of U.S. government treasury bonds for US$ options. Expected dividend yield is zero because the Company has never paid cash dividends on common shares and the Company does not expect to pay cash dividends in the foreseeable future.

Awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades in, (b) the currency in which the employee's pay is denominated, or (c) the Company's functional currency, are required to be classified as liabilities. The change in the Company’s functional currency, effective July 1, 2023, resulted in the reclassification of outstanding stock options that were previously denominated in C$ from equity-classified to liability-classified options (see Note 8), which are accounted for as a share option modification in accordance with FASB’s ASC 718 – Compensation – Stock Compensation (“ASC 718”). Under ASC 718, when an award is reclassified from equity to liability, if at the reclassification date the original vesting conditions are expected to be satisfied, then the minimum amount of compensation cost to be recognized is based on the grant date fair value of the original award. Fair value changes below this minimum amount are recorded in additional paid-in capital. For each reporting period after the modification date, the stock option liability is adjusted so that it equals the portion of the requisite service provided multiplied by the modified award’s fair value at the end of the reporting period. Increases in the fair value of the liability in excess of the minimum grant date compensation cost described above are recognized as share-based compensation in operating expenses in the consolidated statement of operations and comprehensive loss.

Share Issuance Costs

Common share issuance costs are incremental costs directly associated with an offering of securities. These costs typically include fees paid to bankers or underwriters, attorneys, accountants, as well as printers and other third parties. Prior to the effective date of an offering of equity securities, specific incremental costs directly attributable to a proposed or actual offering of securities may be deferred and charged against the gross proceeds of the offering.  The Company capitalizes these deferred financing costs as prepaid expenses and other current assets in the accompanying consolidated balance sheets until the completion of the offering, unless the offering is abandoned, at which time the deferred financing costs will be recognized in the consolidated statements of operations and comprehensive loss.  During the year ended December 31, 2023, the Company recognized general and administrative expenses of $0.8 million related to abandoned offerings and had deferred financing costs of $0.2 million related to the Company’s at-the-market offering in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2023.

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

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted net loss per share of common shares includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, share options and warrants, which would result in the issuance of incremental shares of common shares. For diluted net loss per share, the weighted-average number of common shares is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For all periods presented, basic and diluted net loss per share are the same, as any additional share equivalents would be anti-dilutive. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. Both basic and diluted net loss per share calculations include financial instruments that allow for the purchase of common shares issuable for little to no consideration, including pre-funded warrants.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging Contracts in Entity s Own Equity (“Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred shares. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as additional paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect adopting ASU 2020-06 will have a material impact on the Company’s consolidated financial statements and related disclosures as it does not have any outstanding debt as of December 31, 2023.

In June 2016, and in later clarifying amendments, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The pronouncement changes the impairment model for most financial assets and requires the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this standard effective January 1, 2023 with no material impact on the Company’s consolidated financial statements.

In 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose significant segment expenses and other segment items. ASU 2023-07 also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 becomes effective for the annual period starting on January 1, 2024, and for the interim periods starting on January 1, 2025. The Company is in the process of analyzing the impact that the adoption of ASU 2023-07 will have on its consolidated financial statements.

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 becomes effective for the annual period starting on January 1, 2025. The Company is in the process of analyzing the impact that the adoption of ASU 2023-09 will have on its income tax disclosures.

3.FAIR VALUE MEASUREMENTS

The following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$32,358	$—	$—	$32,358
Total assets measured at fair value	$32,358	$—	$—	$32,358
Liabilities:
Share-based compensation liability	$—	$—	$422,002	$422,002
Warrant liability	$—	$—	$94,185	$94,185
Total liabilities measured at fair value	$—	$—	$516,187	$516,187

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$31,009	$—	$—	$31,009
Total assets measured at fair value	$31,009	$—	$—	$31,009
Liabilities:
Share-based compensation liability	$—	$—	$—	$—
Warrant liability	$—	$—	$1,859,374	$1,859,374
Total liabilities measured at fair value	$—	$—	$1,859,374	$1,859,374

No transfers between levels have occurred in either reporting period presented.

4.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2023	2022
Upfront research payments	$146,851	$346,015
Goods and services tax receivable	20,485	71,626
Accrued interest receivable	58,152	—
Insurance	482,297	471,088
Dues and subscriptions	12,529	7,926
Consultants	21,535	56,797
License fee	30,472	25,700
Deposits	14,161	12,907
Deferred financing costs	195,632	—
Miscellaneous	6,527	4,623
Total prepaid expenses and other current assets	$988,641	$996,682

5.ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2023	2022
Legal	$66,254	$—
Deferred financing costs	99,883	—
Accounting	101,528	73,970
Research and development	691,908	3,185,346
Severance	518,704	—
Other	28,249	178,330
Accrued liabilities	$1,506,526	$3,437,646

In May 2023, the Company entered into an agreement with a vendor which gives the option to defer payment on approximately $5.4 million of current accounts payable and accrued liabilities until March 31, 2024. The outstanding balance of invoices due to the vendor will accrue interest at an annual rate of 5.5%, which is paid monthly. The Company may repay the outstanding balance at any time.  As of December 31, 2023, the amount outstanding under the agreement recorded in accounts payable was $5.7 million. As of December 31, 2022, the Company amounts outstanding to the vendor were $1.3 million and $2.7 million in accounts payable and accrued liabilities, respectively.

6.CONVERTIBLE DEBT

In March 2021, the Company completed a $7.0 million private placement of convertible debentures (the “Debentures”). The Company allocated $3,567,442 of proceeds to the Debenture. The Company incurred $48,220 of issuance costs in connection with the private placement of which $24,575 was allocated to the Debentures and amortized over the life of the Debenture. The Debentures were convertible into Common Shares at the option of the holder at any time and from time to time at a conversion price of $6.00 following the Reverse Share Split and accrued interest at 1% per annum, which was payable annually. At the Company’s election, accrued interest was payable in in cash or Common Shares (such number of shares determined by dividing the interest due by the 5-day VWAP of the Common Shares). The Debentures were originally scheduled to mature on March 22, 2026. The Company recognized $0 and $241,854 of interest expense relating to the amortization of the debt discount related to the derivative liability and issuance costs allocated to the Debentures during the years December 31, 2023 and 2022, respectively.

The conversion feature was recognized as a derivative liability recorded as a discount to the Debenture, adjusted to fair value each reporting period and recorded in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021.

In June 2022, the Company amended the conversion feature of the Debentures (the “Amended and Restated Debentures”). Previously, the Debentures were convertible into Common Shares at the option of the holder at any time and from time to time at a conversion price of $6.00 following the Reverse Share Split. Following the amendment, the Amended and Restated Debentures became convertible into Series 1 Convertible Preferred Shares at the option of the holder at any time and from time to time at a conversion price of $6.00 following the Reverse Share Split. No other terms of the Debentures were amended. The modification of the Debentures was determined to be non-substantial.

In June 2022, the Company received notices of conversion from the holders of the Company’s Amended and Restated Debentures, requesting conversions in the aggregate of $7.0 million, representing the entirety of the outstanding balance thereof. In satisfaction of the notices of conversion, the Company issued 70,000,000 Series 1 Convertible Preferred Shares, described further in Note 7, to the Amended and Restated Debenture holders in accordance with the terms of the Amended and Restated Debentures and made cash payments to settle accrued interest of $17,069.

The Company recognized the redemption as an extinguishment of the outstanding debt and the related derivative, which required a remeasurement of the derivative liability as of June 19, 2022, the date of conversion. The derivative liability at June 19, 2022 was valued at $2,741,058 using a scenario-based valuation method under the Monte Carlo simulation model, volatility of 87%, a risk-free interest rate of 2.94% and a selected debt yield of 27.2%. Following the remeasurement of the derivative liability the Company recognized a total gain on the change in fair value of the derivative liability of $2,643,123 during the year ended December 31, 2022. The extinguishment of the convertible notes was accounted for as follows:

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

The summary of activity for derivative liability for the year ended December 31, 2022 consists of the following:

December 31,
2022
Balance at December 31, 2021	$5,379,878
Change in fair value of the derivative liability	(2,643,123)
Foreign exchange loss	4,303
Gain on extinguishment of the derivative liability	(2,741,058)
Balance at December 31, 2022	$—

There was no debt or related derivative liability during the year ended December 31, 2023.

7.	EQUITY

The Company has authorized an unlimited number of both Common and Preferred shares. As of December 31, 2023 and 2022, the Company had 18,885,254 and 8,579,284 issued and outstanding Common Shares, 0 and 70,000,000 issued and outstanding Series 1 Convertible Preferred Shares, and 1,166,667 and 0 issued and outstanding Series 2 Convertible Preferred Shares, respectively. All share classes have no par value.

Common Shares reserved for future issuance consists of the following:

	December 31,
	2023	2022
Warrants	13,595,987	1,873,622
Series 1 Convertible Preferred Shares	—	1,166,667
Series 2 Convertible Preferred Shares	1,166,667	—
Options issued and outstanding under stock option plan	898,262	1,043,025
Deferred Share Units	1,061	1,061
Common Shares available for grant under stock option plan	471,843	396,080
Total Common Shares reserved for future issuance	16,133,820	4,480,455

Common Shares

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

Series 1 Convertible Preferred Shares

In June 2022, the directors of the Company authorized the issuance of 70,000,000 Series 1 Convertible Preferred Shares (“Series 1 Shares”) with the following preferences, privileges and rights:

Dividends

If the Company declares, pays or sets aside any dividends on shares of any other class or series of capital stock the holders of the Series 1 Shares shall receive a dividend on each outstanding share of Series 1 Shares in an amount equal to that dividend per share of the Series 1 Shares as would equal the product of the dividend payable as if all shares of such series had been converted into Common Shares.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series 1 Shares shall be entitled to be paid out of the assets of the Company available for distribution to the shareholders an amount per share equal to $6.00, plus any dividends declared but not paid. If, upon any such liquidation event, the assets available for distribution to the shareholders are insufficient to pay the holders of the Series 1 Shares, the holders of the Series 1 Shares shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Voting

The Series 1 Shares do not confer any voting rights or privileges.

Redemption

The Series 1 Shares are not subject to mandatory redemption or other redemption provisions for which the events resulting in redemption are not within the Company’s control.

Optional Conversion

Series 1 Shares are convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable Common Shares as is determined by dividing $0.10 by the applicable conversion price in effect at the time of conversion. The Conversion Price was initially equal to $0.10 and, following the Reverse Share Split on June 28, 2022, is equal to $6.00, such that 60 Preferred Shares are convertible into 1 Common Share.

Mandatory Conversion

All outstanding Series 1 Shares shall automatically convert into Common Shares, at the effective conversion rate upon the closing of one or more sales of equity securities resulting in at least $30 million of cumulative gross proceeds to the Company. As of the exchange date for the Series 2 Convertible Preferred Shares, described below, the remaining conversion threshold was approximately $2.0M, which was subsequently raised to $14M as described below.

Series 2 Convertible Preferred Shares

In November 2023, the directors of the Company authorized the issuance of an unlimited number of Series 2 Convertible Preferred Shares (“Series 2 Shares”). In December 2023, the Company entered into an agreement with the Series 1 Shareholders to exchange all 70,000,000 outstanding Series 1 Shares for 1,166,667 Series 2 Shares (an equivalent number of as-converted Common Shares) in exchange for the Series 1 Shareholders waiving their rights under a financing limitation side letter entered into amongst the Company and the Series 1 Shareholders during the August 2023 PIPE. Following the Series 2 exchange, the Company was no longer subject to any financing limitations.

The Series 2 Shares carry the same rights and privileges as the Series 1 Shares, except the mandatory conversion threshold was increased as described below. The Company treated the exchange for Series 2 Shares as a modification of the Series 1 Shares and determined there was no material difference in fair value between the Series 2 Shares and the Series 1 Shares, and as such no deemed dividend was recognized in the consolidated financial statements as a result of the exchange.

The Series 2 Shares have the following preferences, privileges and rights:

Dividends

If the Company declares, pays or sets aside any dividends on shares of any other class or series of capital stock the holders of the Series 2 Shares shall receive a dividend on each outstanding share of Series 2 Shares in an amount equal to that dividend per share of the Preferred Share as would equal the product of the dividend payable as if all shares of such series had been converted into Common Shares.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series 2 Shares shall be entitled to be paid out of the assets of the Company available for distribution to the shareholders an amount per share equal to $6.00, plus any dividends declared but not paid. If, upon any such liquidation event, the assets available for distribution to the shareholders are insufficient to pay the holders of the Series 2 Shares, the holders of the Series 2 Shares shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Voting

The Series 2 Shares do not confer any voting rights or privileges.

Redemption

The Series 2 Shares are not subject to mandatory redemption or other redemption provisions for which the events resulting in redemption are not within the Company’s control.

Optional Conversion

Series 2 Shares are convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, at ratio of 1 Series 2 Share into 1 Common Share.

Mandatory Conversion

All outstanding Series 2 Shares shall automatically convert into Common Shares, at the effective conversion rate upon the closing of one singular financing, including a financing with multiple tranches in which any subsequent tranches are closed within 18 months of the initial closing, which financing results in at least single sale, executable in one or more tranches, of equity securities resulting in at least $14.0 million of cumulative gross proceeds to the Company.

Equity Transactions

In August 2021, the Company announced the closing of a public offering of 2,096,357 Common Share units at a price of $9.60 per unit for gross proceeds of $20,125,000. The Company incurred $2,109,657 of cash issuance costs in conjunction with the public offering. Each Common Share unit consisted of one Common Share and one-quarter Common Share warrant (“2021 accelerated warrants”). Each whole warrant entitles the holder thereof to purchase one Common Share at an exercise price of $12.60 per share at any time for five years. The warrants contain an acceleration clause allowing the Company to accelerate the expiry date of the warrants to 30 days following a time period during which the common share VWAP exceeds a trading price of C$37.80 for ten consecutive trading days.

The Common Share warrants were accounted for as a warrant liability since the exercise price is in US$ while the Company’s functional currency in 2021 was C$. As of December 31, 2022, the fair value of the 2021 accelerated warrants was calculated using the Monte Carlo model with the following parameters: risk free interest rate of 4.14%; annual volatility of 87.5%; and expected life of 3.65 years. The balance at December 31, 2022 was approximately $931,000.

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

The Company determined the allocation of the $5.40 Unit issue price to the Common Shares and the one-quarter Common Share purchase warrants based on the relative fair values of the warrants, with the residual charged to equity. The Common Shares were allocated gross proceeds of $5,951,877 and share issue costs of $977,624. The Common Share warrants are accounted for as a warrant liability since the exercise price is in US$ while the Company’s functional currency is C$. The initial balance was calculated using the assumptions below resulting an allocation of gross proceeds of $1,520,401. The Company determined it was appropriate to adjust the warrant amounts to fair value as of each reporting period using Black-Scholes option pricing model . The Common Shares issued were allocated a price of $4.30 per share and the quarter Common Share purchase warrants were allocated a price of $1.10. Assumptions used to determine the value of the Common Share warrants were: a weighted average risk-free interest rate of 4.10%; annual volatility of 94.0%; and expected life of 5.0 years. The issuance costs allocated to the warrants based on the relative fair values of the warrants, amounted to $249,733 and were charged to general and administrative expense in the consolidated statements of operations and comprehensive loss.

As of December 31, 2022, the fair value of the 2022 warrants was calculated using the Black Scholes model with the following parameters: risk free interest rate of 4.00%; annual volatility of 86.0%; and expected life of 4.8 years. The balance at December 31, 2022 was approximately $928,500.

Following the change in functional currency effective July 1, 2023, the Company reassessed the classification of its historical US$ and C$ denominated warrants in accordance with the Company’s accounting policy for warrants. As a result of the reassessment, the Company determined that 870,026 US$ warrants to purchase Common Shares, originally issued in financing transactions in 2021 and 2022, previously classified as warrant liabilities met the criteria under ASC 815-40 for permanent equity classification. The fair value of US$ warrants of $1,287,400, calculated using a Black Scholes calculation as of June 30, 2023, was reclassified from warrant liability to additional paid-in-capital in the accompanying consolidated financial statements. The fair value of the US$ warrants represented the entirety of the Company’s warrant liability as of June 30, 2023. The US$ warrants will not be re-measured prospectively.

As result of the reassessment the Company determined that 687,591 C$ warrants, originally issued in financing transactions between 2018 and 2020, which were previously classified in permanent equity no longer met the criteria for equity classification.  The C$ warrants were remeasured as of July 1, 2023. The C$ warrants have exercise prices between C$12.00 and C$28.80 and expire between January 2024 and November 2025. The Company measured the fair value of the C$ warrants on July 1, 2023 using a Black Scholes calculation and the resulting fair value of $396,375 was recorded as a reclassification from additional paid-in-capital to warrant liability.  The C$ warrant liability was subsequently re-measured at December 31, 2023 to a fair value of $94,185, with the change in fair value of $302,190 reported in other income in the accompanying consolidated statement of operations and comprehensive loss.

The weighted-average values of the significant assumptions used in the Black Scholes valuation of the C$ warrants as of July 1, 2023 included historical volatility of 84.6%, a risk-free rate of 4.54%, exercise price of C$12.80 and an expected term of 2.3 years. The weighted-average values of the significant assumptions used in the Black Scholes valuation of the C$ warrants as of December 31, 2023 included volatility of 131.5%, a risk-free rate of 3.88%, exercise price of C$10.80 and an expected term of 1.7 years.

A summary of warrant liability activity for the years ended December 31, 2023 and 2022 is as follows:

December 31,
2023
Balance at December 31, 2022	$1,859,374
Change in fair value of US$ warrant liability	(564,548)
Foreign exchange loss	(7,426)
Fair value of US$ warrant liability as of June 30, 2023	1,287,400
Fair value of previously liability-classified US$ warrants reclassified to additional paid-in-capital as of July 1, 2023	(1,287,400)
Fair value of previously equity-classified C$ warrants reclassified to warrant liability as of July 1, 2023	396,375
Change in fair value of C$ warrant liability	(302,190)
Balance at December 31, 2023	$94,185

December 31,
2022
Balance at December 31, 2021	$1,871,687
October 2022 PIPE warrant liability at issuance	1,520,401
Change in fair value of the warrant liability	(1,533,644)
Foreign exchange loss	930
Balance at December 31, 2022	$1,859,374

Related to the sale of the units in October 2022, the Company paid certain intermediaries $597,780 and issued 69,188 compensation warrants. The compensation warrants are exercisable at any time for five years beginning six months from the issuance date at an exercise price of $6.10 and do not have an acceleration clause. The compensation warrants have been issued as consideration for services provided by the intermediaries. The Company used Black Scholes to determine the fair value of the compensation warrants at the issuance date, which were recorded as equity instruments. The fair value of $317,000 has a net zero impact to additional paid-in capital. Significant assumptions used in Black Scholes included risk free interest rate of 4.10%; historical volatility of 94.0%; and a 5.0 year expiry.

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

The Company determined the Pre-Funded Warrants and Common Warrants both met the permanent equity criteria classification. The Pre-Funded Warrants and Common Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the Common Shares with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, the Pre-Funded Warrants and Common Warrants do not provide any guarantee of value or return. The Company used a Black Scholes calculation to determine the fair value of the Common Warrants at issuance and allocated a share of the net proceeds based on the relative fair value of the Common Warrants. Net proceeds allocated to the Common Warrants were $7,972,736, with the remaining net proceeds of $9,772,464 allocated to the Common Shares. The aggregate net proceeds of the transaction are recorded in additional paid-in-capital.

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

8.WARRANTS

As of December 31, 2023, outstanding Common Share warrants and exercise prices denominated in C$ unless otherwise noted, related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
28.80	139,659	January 2024
18.00	68,334	June 2024
18.00	150,818	November 2024
18.00	49,167	December 2024
12.00	279,613	November 2025
USD 12.60	524,088	August 2026
USD 9.60	146,744	August 2026
USD 7.50	345,938	April 2028
USD 6.10	69,188	April 2028
USD 0.01	594,724	None
USD 1.75	11,227,714	February 2029
	13,595,987

In April 2023, 100,073 warrants with an exercise price of C$28.80 expired without being exercised. 360,000 pre-funded warrants were exercised for an equivalent number of common shares for net proceeds of $3,600 during the year ended December 31, 2023.

9.SHARE-BASED COMPENSATION

2015 Stock Option Plan

The Company maintains the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. In June 2015, the 2015 Option Plan was amended from a fixed option plan to a rolling share option plan pursuant to which the Company is authorized to grant options of up to 20% of its issued and outstanding Common Shares. Share options granted vest at various rates and have a term not exceeding ten years. As of December 31, 2023 and 2022, the Company had 471,843 and 396,080 options, respectively, available for grant under the 2015 Option Plan.

Canadian Dollar Share Options

Share options under the 2015 Option Plan are granted in either US$ or C$. Upon the change in the Company’s functional currency, effective July 1, 2023, C$ share options previously classified as equity were reclassified as liabilities. On July 1, 2023, these options had a fair value of $1,768,515, which was recorded as share-based compensation liability, of which $1,435,912 was reclassified from additional paid-in-capital and the remainder of $332,602 was recorded as additional share-based compensation expense. The C$ options were re-measured as of December 31, 2023 and had a fair value of $442,002, resulting in a decrease in fair value of $1,013,910 during the year ended December 31, 2023, of which $332,602 was reduced from share-based compensation expense in the Company’s consolidated statement of operations and comprehensive loss, with the remaining reduction of $681,308 applied to additional paid-in-capital.

The following table summarizes the activity of the C$ share options under the 2015 Option Plan for the years ended December 31, 2023 and 2022. All amounts are denominated in Canadian dollars, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of January 1, 2022	738,037	$8.40	5.1	$2,231,293
Granted	360,000	7.54
Forfeited	(55,012)	15.98
Outstanding as of December 31, 2022	1,043,025	$5.60	6.1	$1,183,860
Granted	—	—
Forfeited	(143,230)	7.10
Expired	(1,533)	15.76
Outstanding as of December 31, 2023	898,262	7.58	6.5	—
Vested and exercisable as of December 31, 2023	792,965	$7.46	6.5	$—

The aggregate intrinsic value of options outstanding, exercisable, and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares. There were no C$ share options granted during the year ended December 31, 2023.

The following table summarizes the weighted average of significant assumptions used to calculate the fair value of C$ share options outstanding and exercisable as of July 1, 2023 and December 31, 2023:

	Period Ended
	December 31,		July 1,
	2023		2023
Weighted average fair value of C$ Options	C$	1.30	C$	2.54
Expected volatility		116.3%		83.3%
Risk-free interest rate		4.04%		4.30%
Expected dividend yield		—%		—%
Expected term (years)		6.5		6.8

Expected volatility is based on historical volatility of the Company’s Common Shares over the expected life of the option, as the Company’s options are not readily tradable.

US Dollar Share Options

The Company began making share option grants denominated in US$ following the Company’s change in functional currency in July 2023.  During the year ended December 31, 2023, the Company granted 69,000 share options with a grant date fair value of $105,790 and there were no options exercised or forfeited.

The fair value of the US$ share options granted was estimated using Black Scholes with the following assumptions:

Year Ended
December 31,
2023
Weighted average fair value of US$ Options	$1.53
Expected volatility	101.9%
Risk-free interest rate	4.77%
Expected dividend yield	—%
Expected term (years)	6.1

DSU Plan

The Company has a Deferred Share Unit plan (“DSU Plan”) for senior officers. Under the DSU Plan, rights to the Company’s Common Shares may be awarded on a deferred payment basis up to a maximum of 16,666 common share units. Each common share unit will fully vest upon cessation of employment with the Company and then can be redeemed for one common share of the Company by the unitholder. The Company has 1,061 units outstanding as of December 31, 2023.

Share-based Payment Expense

The following table summarizes total share-based compensation for both the C$ and US$ share options included in the Company’s accompanying consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2023	2022
Research and development	$80,825	$297,933
General and administrative	190,717	189,697
Total share-based compensation	$271,542	$487,630

Total share-based compensation expense for C$ and US$ denominated share options was $266,701 and $4,841, respectively, for the year ended December 31, 2023. As of December 31, 2023, there was $100,948 of unrecognized share-based compensation related to US$ options outstanding, which is expected to be recognized over a weighted-average remaining service period of 3.8 years.

10.INCOME TAXES

As of December 31, 2023 and 2022, the net deferred tax assets have not been recognized in the accompanying consolidated financial statements. A valuation allowance is recognized to reduce the deferred tax asset as it is more likely than not that a tax benefit will not be realized.

The following are the significant components of the Company’s deferred taxes as of December 31:

	2023	2022
Non-capital losses carried forward	$21,151,000	$17,614,000
Research and development expenditures	3,246,000	3,346,000
Investment tax credits	2,088,000	2,152,000
Tax value of technology rights and property and equipment in excess of accounting basis	221,000	250,000
Share issue costs	1,019,000	656,000
Total deferred income tax assets	27,725,000	24,018,000
Valuation allowance	(27,725,000)	(24,018,000)
Net deferred income tax assets	$—	$—

As of December 31, 2023, the Company has available research and development expenditure credits for income tax purposes of approximately $12,248,000, which may be carried forward without expiration to reduce future taxable income.

As of December 31, 2023, the Company has non-capital income tax loss carry-forwards of approximately $79,816,000 available to reduce future income for income tax purposes. The income tax loss carry-forwards have expiry dates between the years 2026 and 2043.

As of December 31, 2023, the Company has approximately $2,088,000 of non-refundable investment tax credits available to offset future income taxes. The non-refundable investment tax credits have expiry dates between 2025 and 2035.

A reconciliation of the combined federal and provincial statutory income tax rate applied to the net loss for the year to the income tax recovery as of December 31 is as follows:

	2023	2022
Basic combined Canadian statutory income tax rate	26.5%	26.5%
Income tax recovery based on statutory rate	$(3,559,000)	$(4,887,000)
Permanent differences	(157,000)	(1,164,000)
Share issue costs recorded, net of equity	(731,000)	(271,000)
Unrecognized benefit of current year tax losses	4,447,000	6,322,000
	$—	$—

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

11.RELATED PARTY TRANSACTIONS

UBC Collaborative Research Agreement

In April 2016, the Company entered into a collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In January 2022, the UBC CRA was amended to extend the project for an additional three years, and funding was increased to an aggregate total of C$5,030,000. This amendment, along with the November 2021 amendment extends the project for an additional three years, effective January 1, 2022. During the years ended December 31, 2023 and 2022, the Company made cash payments of $588,136 and $461,516, respectively, and incurred costs of $592,810 and $557,665, respectively, which are included in research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

Title 19 Promis

The Company entered into the following transactions with a related party that holds an equity interest in the Company during the years ended December 31 2023 and 2022:

●	In March 2021, the Company issued a convertible unsecured debenture to Title 19 Promis in the principal amount of $3,000,000, convertible into Common Shares at the option of the holder at a conversion price of $6.00 (the “Title 19 Debenture”). The Title 19 Debenture was later amended to provide that it was convertible into Series 1 Preferred Shares at the option of the holder at a conversion price of $6.00. In June 2022, Title 19 Promis elected to convert the Title 19 Debenture and was issued 30,000,000 Series 1 Convertible Preferred Shares. In December 2023, Title 19 Promis entered into an agreement with Company to exchange all of its Series 1 Convertible Preferred Shares into 500,000 Series 2 Convertible Preferred Shares, which are convertible into an aggregate of 500,000 Common Shares.
●	In October 2022, in a private offering, Title 19 Promis acquired 106,391 Common Shares and a warrant to purchase 26,597 Common Shares for an aggregate purchase price of $574,511.
●	In August 2023, in a private offering, Title 19 Promis acquired 797,872 Common Shares and a warrant to purchase 797,827 Common Shares for an aggregate purchase price of $1,500,000.

Crocker Mountain LLC

The Company entered into the following transactions with a related party that holds an equity interest in the Company during the years ended December 31 2023 and 2022:

●	In March 2021, the Company issued a convertible unsecured debenture to Crocker Mountain in the principal amount of $900,000, convertible into Common Shares at the option of the holder at a conversion price of $6.00 (the “Crocker Mountain Debenture”). The Crocker Mountain Debenture was later amended to provide that it was convertible into Series 1 Convertible Preferred Shares. In December 2023, Crocker Mountain entered into an agreement with Company to exchange all of its Series 1 Convertible Preferred Shares into 150,000 Series 2 Convertible Preferred Shares, which are convertible into an aggregate of 150,000 Common Shares.
●	In March 2021, the Company issued a convertible unsecured debenture to the Jeremy M. Sclar 2012 Irrevocable Family Trust, an affiliate of Crocker Mountain (the “Trust”), in the principal amount of $900,000, convertible into Common Shares at the option of the holder at a conversion price of $6.00 (the “Trust Debenture”). The Trust Debenture was later amended to provide that it was convertible into Series 1 Convertible Preferred Shares. In December 2023, the Trust entered into an agreement with Company to exchange all of its Series 1 Convertible Preferred Shares into 150,000 Series 2 Convertible Preferred Shares, which are convertible into an aggregate of 150,000 Common Shares.
●	In October 2022, in a private offering, the Trust acquired 104,869 Common Shares and a warrant to purchase 26,217 Common Shares for an aggregate purchase price of $566,292.
●	In August 2023, in a private offering, the Trust acquired 664,894 Common Shares and a warrant to purchase 664,894 Common Shares for an aggregate purchase price of $1,250,001.
●	In August 2023, in a private offering, Crocker Mountain acquired 664,893 Common Shares and a warrant to purchase 664,893 Common Shares for an aggregate purchase price of $1,249,999.

12.COMMITMENTS AND CONTINGENCIES

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

Milestone and royalty related amounts that may come due under various agreements are dependent on, among other factors, preclinical safety and efficacy, clinical trials, regulatory approvals and, ultimately, the successful development and commercial launch of a new drug, the outcomes and timings of which are uncertain. Amounts due per the various agreements for milestone payments will accrue once the occurrence of a milestone is likely. Amounts due as royalty payments will accrue as commercial revenues from the product are earned. Through December 31, 2023, no events have occurred that require accrual of any milestone or royalty related amounts.

UBC and the Vancouver Coastal Health Authority Agreement

In April 2016, the Company entered into a three-year, CRA with the UBC and the Vancouver Coastal Health Authority. The agreement was amended various times through November 2021. Refer to Note 11 Related Party Transactions.

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement. The Company made annual license payments of C$25,000 during each of the years ended December 31, 2023 and 2022. Through December 31, 2023 no accruals for royalty payments have been made.

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

13.	NET LOSS PER SHARE

Basic net earnings per share applicable to common shareholders is calculated by dividing net earnings applicable to common shareholders by the weighted average shares outstanding during the period, without consideration for common share equivalents. Diluted net earnings per share applicable to common shareholders is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the calculation of dilutive net loss per share applicable to common shareholders, share options, and warrants are considered to be common share equivalents but are excluded from the calculation of diluted net loss per share applicable to common shareholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common shareholders were the same for all periods presented.

As of December 31, 2023, 594,725 Pre-Funded Warrants to purchase common shares for little to no consideration, issued in connection with the August 2023 private placement (see Note 7), were included in the basic and diluted net loss per share calculation. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Years Ended December 31,
	2023	2022
Numerator:
Net loss attributable to common shareholders	$13,212,482	$18,062,263
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	12,292,707	7,502,609
Net loss per share attributable to common shareholders, basic and diluted	$(1.07)	$(2.41)

The following outstanding potentially dilutive common shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2023	2022
Options issued and outstanding under stock option plan	967,262	1,043,025
Warrants	13,001,262	1,873,622
Series 1 Convertible Preferred Shares	—	1,166,667
Series 2 Convertible Preferred Shares	1,166,667	—
Deferred Share Units	1,061	1,061
Total	15,136,252	4,084,375

14.SUBSEQUENT EVENTS

In January 2024, the Company entered into an At The Market Offering Agreement to initiate an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, its common shares, having an aggregate offering price of up to $25.0 million. As of the date that these financial statements were issued, the Company had sold 75,862 common shares for gross proceeds of approximately $194,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be contained in our 2024 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated in this report by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at https://www.promisneurosciences.com/investors/corporate-governance/governance-documents.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of Nasdaq, by filing a Current Report on Form 8-K with the SEC, disclosing such information. .

Item 11. Executive Compensation

The information required by this item will be contained in our 2024 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2024 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2024 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated in this report by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this item will be contained in our 2024 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated in this report by reference.

Our independent public accounting firm is Baker Tilly US, LLP, Tewksbury, Massachusetts, PCAOB Auditor ID 23.

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

Item 16. Form 10-K Summary

Not applicable

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles. (incorporated herein by reference to Exhibit 3.1 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
3.1.1	Certificate of Amendment to the Articles dated July 8, 2015. (incorporated herein by reference to Exhibit 3.1.1 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
3.1.2	Certificate of Amendment to the Articles dated June 17, 2022. (incorporated herein by reference to Exhibit 3.1.2 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
3.1.3	Certificate of Amendment to the Articles dated June 21, 2022. (incorporated herein by reference to Exhibit 3.1.3 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
3.1.4	Articles of Continuance. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2023).
3.1.5

Certificate of Amendment to the Articles dated December 4, 2023. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2023).

3.2	Amended and Restated By-law No. 1. (incorporated herein by reference to Exhibit 3.2 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
3.2.1	By-law No. 2. (incorporated herein by reference to Exhibit 3.2.1 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
3.2.2	Amended and Restated By-law No. 1. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2023).
3.2.3	Amended and Restated By-law No. 2. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2023).
4.1

Form of Amended and Restated Unsecured Convertible Debenture dated June 17, 2022. (incorporated herein by reference to Exhibit 4.1 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).

4.2	Form of PIPE Warrant. (incorporated herein by reference to Exhibit 4.2 to ProMIS’ Current Report on Form 8-K filed October 17, 2022).
4.3	Form of Placement Agent Warrant. (incorporated herein by reference to Exhibit 4.3 to ProMIS’ Current Report on Form 8-K filed October 17, 2022).
4.4	Description of the Registrant’s Securities (incorporated herein by reference to Exhibit 4.4 to ProMIS’ Annual Report on Form 10-K filed March 8, 2023).
4.5	Form of Warrant. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2023).
4.6	Form of Pre-Funded Warrant. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2023).
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

10.55	Form of Unit Purchase Agreement. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2023).
10.56	Form of Registration Rights Agreement. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2023).
10.57

Share Exchange Agreement between the Company and holders of Series 1 Preferred Shares dated December 4, 2023. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2023).

10.58

Employment Agreement between ProMIS Neurosciences Inc. and Mr. Neil Warma, dated as of December 30, 2023. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2024).

10.59

At The Market Offering Agreement, January 5, 2024, by and between ProMIS Neurosciences, Inc. and BTIG, LLC. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2024).

16.1

Letter from PricewaterhouseCoopers LLP dated July 28, 2022 to the Securities and Exchange Commission regarding change in certifying accountant. (incorporated herein by reference to Exhibit 16.1 to ProMIS’ Current Report on Form 8-K filed July 29, 2022).

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Baker Tilly US, LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
97.1*	ProMIS Neurosciences Inc. Clawback Policy.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101*).

†	Management Contract or compensatory plan or arrangement.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

PROMIS NEUROSCIENCES INC.

By:	/s/ Neil Warma
Neil Warma
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 1, 2024 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Neil Warma	Interim Chief Executive Officer and Director
Neil Warma	(Interim Principal Executive Officer)

/s/ Daniel Geffken	Chief Financial Officer
Daniel Geffken	(Principal Financial Officer)

/s/ Max Milbury	Senior Director, Finance
Max Milbury	(Principal Accounting Officer)

/s/ Eugene Williams	Director
Eugene Williams

/s/ Neil Cashman	Chief Science Officer and Director
Neil Cashman

/s/ Patrick Kirwin	Director
Patrick Kirwin

/s/ Joshua Mandel-Brehm	Director
Joshua Mandel-Brehm

/s/ Maggie Shafmaster	Director
Maggie Shafmaster

/s/ William Wyman	Director
William Wyman