Form 10-Q
period 2024-03-31
ProMIS Neurosciences Inc.
filed 2024-05-14
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, the registrant had 18,961,116 Common Shares outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

●	the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing or collaboration agreements;
●	tax positions and contingencies; research and development costs;
●	compensation and other selling, general and administrative expense;
●	amortization of intangible assets;
●	foreign currency exchange risk;
●	estimated fair value of assets and liabilities; and impairment assessments;
●	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
●	our plans and investments in our portfolio as well as implementation of our corporate strategy;
●	the risk that the Company will maintain enough liquidity to execute its business plan and its ability to continue as a going concern;
●	our expected use of proceeds from sales of our common shares in “at-the-market” offerings and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
●	the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions;
●	the expectations, development plans and anticipated timelines, including costs and timing of potential clinical trials, filings and approvals, of our products candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline product candidates, if approved;
●	the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;
●	our ability to finance our operations and business initiatives and obtain funding for such activities;
●	the direct and indirect impact of health crises on our business and operations, including expenses, reserves and allowances, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;

●	the impact of global financial, economic, political and health events, such as rising inflation, market volatility and fluctuating interest rates;
●	the potential impact of healthcare reform in the United States and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product candidates, if approved;
●	the impact of the continued uncertainty of the credit and economic conditions in certain countries and our collection of accounts receivable in such countries;
●	the risk that we become characterized as a passive foreign investment company;
●	our ability to prevent and successfully remediate any significant deficiencies or material weaknesses in internal controls over financial reporting;
●	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
●	the impact of new laws, including tax, regulatory requirements, judicial decisions and accounting standards.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates and intentions expressed in such forward-looking statements. Risks, uncertainties and other factors which may cause the actual results, performance or achievements of ProMIS Neurosciences Inc. (the “Company”), as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include, but are not limited to, the risks described under the heading “Risk Factors Summary” and in Item 1A—“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (the “Form 10-K”) as well as the risks described in Item 1A—“Risk Factors” in subsequently filed Quarterly Reports on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Balance Sheets

(expressed in US dollars, except share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$2,496,973	$12,598,146
Short-term investments	32,358	32,358
Prepaid expenses and other current assets	1,018,969	988,641
Total current assets	3,548,300	13,619,145
Total assets	$3,548,300	$13,619,145
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,403,592	$7,843,136
Accrued liabilities	1,242,322	1,506,526
Total current liabilities	2,645,914	9,349,662
Share-based compensation liability	716,969	422,002
Warrant liability	108,318	94,185
Total liabilities	3,471,201	9,865,849

Commitments and contingencies
Shareholders' equity (deficit):
Series 2 Convertible Preferred Shares, no par value, unlimited shares authorized, 1,166,667 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common shares, no par value, unlimited shares authorized, 18,961,116 and 18,885,254 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	97,549,317	97,590,426
Accumulated other comprehensive loss	(371,184)	(371,184)
Accumulated deficit	(97,101,034)	(93,465,946)
Total shareholders' equity (deficit)	77,099	3,753,296
Total liabilities and shareholders' equity (deficit)	$3,548,300	$13,619,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in US dollars, except share amounts)

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Operating expenses:
Research and development	$2,123,778	$3,510,252
General and administrative	1,552,873	1,460,419
Total operating expenses	3,676,651	4,970,671
Loss from operations	(3,676,651)	(4,970,671)

Other income (expense):
Change in fair value of financial instruments	(14,132)	(41,665)
Interest expense	(76,775)	—
Other income	132,470	52,905
Total other income (expense), net	41,563	11,240

Net loss	(3,635,088)	(4,959,431)
Other comprehensive loss
Foreign currency translation adjustment	—	(4,354)
Comprehensive loss	$(3,635,088)	$(4,963,785)

Net loss per share, basic and diluted	$(0.19)	$(0.58)

Weighted-average shares outstanding of common shares, basic and diluted	19,533,976	8,579,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(expressed in US dollars, except share amounts)

(Unaudited)

								Accumulated
	Series 1 Convertible		Series 2 Convertible				Additional	Other
	Preferred Shares		Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2023	70,000,000	$—	—	$—	8,579,284	$—	$79,101,061	$(195,369)	$(80,253,464)	$(1,347,772)
Share-based compensation expense	—	—	—	—	—	—	132,510	—	—	132,510
Foreign currency translation	—	—	—	—	—	—	—	(4,354)	—	(4,354)
Net loss	—	—	—	—	—	—	—	—	(4,959,431)	(4,959,431)
Balance, March 31, 2023	70,000,000	$—	—	$—	8,579,284	$—	$79,233,571	$(199,723)	$(85,212,895)	$(6,179,047)

								Accumulated
	Series 1 Convertible		Series 2 Convertible				Additional	Other
	Preferred Shares		Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2024	—	$—	1,166,667	$—	18,885,254	$—	$97,590,426	$(371,184)	$(93,465,946)	$3,753,296
Share-based compensation expense	—	—	—	—	—	—	63,584	—	—	63,584
Issuance of Common Shares from ATM Offering, net of issuance costs	—	—	—	—	75,862	—	190,274	—	—	190,274
Re-measurement of liability-classified CAD stock options as of March 31, 2024	—	—	—	—	—	—	(294,967)	—	—	(294,967)
Net loss	—	—	—	—	—	—	—	—	(3,635,088)	(3,635,088)
Balance, March 31, 2024	—	$—	1,166,667	$—	18,961,116	$—	$97,549,317	$(371,184)	$(97,101,034)	$77,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(expressed in US dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,635,088)	$(4,959,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	63,584	132,510
Foreign currency exchange gain	—	(4,984)
Change in fair value of warrant liability	14,133	41,665
Depreciation of property and equipment	—	322
Amortization of intangible assets	—	1,233
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30,328)	(45,966)
Accounts payable	(6,439,544)	4,002,389
Accrued liabilities	(264,204)	(1,729,392)
Net cash used in operating activities	(10,291,447)	(2,561,654)
Cash flows from financing activities
Proceeds from issuance of Common Shares from ATM Offering, net of issuance costs	190,274	—
Net cash provided by financing activities	190,274	—
Effect of exchange rates on cash	—	17,659
Net decrease in cash	(10,101,173)	(2,543,995)

Cash at beginning of year	12,598,146	5,875,796
Cash at end of period	$2,496,973	$3,331,801

Noncash financing activities
Increase in share-based compensation liability on CAD denominated share options decreasing additional paid-in-capital	$294,967	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$76,775	$—

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

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (the “OBCA”) (the “Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. The Company is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (US) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of March 31, 2024, ProMIS USA has had no material activity and has no material financial impact on the Company’s unaudited condensed consolidated financial statements.

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

Liquidity Risk

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues from its activities. The Company had a net loss of $3.6 million for the three months ended March 31, 2024 and an accumulated deficit of $97.1 million as of March 31, 2024. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these unaudited condensed consolidated financial statements are issued. The Company will require additional funding to conduct future clinical activities. The Company will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could force delays, reduce or eliminate research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect future business prospects, and the ability to continue operations.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023, which are included with the Company’s Annual Report on Form 10-K and related amendments filed with the United States Securities Exchange Commission (“SEC”). Furthermore, the Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the years ended December 31, 2023 and 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC. Since the date of those audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations, and cash flows. The December 31, 2023 condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of warrant liabilities. Actual results could differ from those estimates, and such differences could be material to the unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (“Subtopic 470-20 ”) and Derivatives and Hedging Contracts in Entity s Own Equity (“Subtopic 815-40 ”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred shares. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as additional paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2024 with no material impact on the Company’s unaudited interim condensed consolidated financial statements.

In 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose significant segment expenses and other segment items. ASU 2023-07 also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 becomes effective for the annual period starting on January 1, 2024, and for the interim periods starting on January 1, 2025. The Company is in the process of analyzing the impact that the adoption of ASU 2023-07 will have on its unaudited interim condensed consolidated financial statements.

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

In 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which clarifies how an entity determines whether a profits interest or similar award (hereafter a “profits interest award”) is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 becomes effective for the annual period starting on January 1, 2025. The Company is in the process of analyzing the impact that the adoption of ASU 2024-01 will have on its unaudited interim condensed consolidated financial statements.

3.	FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$32,358	$—	$—	$32,358
Total assets measured at fair value	$32,358	$—	$—	$32,358
Liabilities:
Share-based compensation liability	$—	$—	$716,969	$716,969
Warrant liability	$—	$—	$108,318	$108,318
Total liabilities measured at fair value	$—	$—	$825,287	$825,287

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$32,358	$—	$—	$32,358
Total assets measured at fair value	$32,358	$—	$—	$32,358
Liabilities:
Share-based compensation liability	$—	$—	$422,002	$422,002
Warrant liability	$—	$—	$94,185	$94,185
Total liabilities measured at fair value	$—	$—	$516,187	$516,187

No transfers between levels have occurred in either reporting period presented. Refer to Note 7 below for disclosures related to the warrant liability and Note 8 for disclosures related to share-based compensation liability.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2024	2023
Upfront research payments	$535,621	$146,851
Accrued interest and other receivables	76,805	78,637
Insurance	302,423	482,297
Consultants	—	21,535
License fees	80,588	30,472
Deferred financing costs	—	195,632
Miscellaneous	23,532	33,217
Total prepaid expenses and other current assets	$1,018,969	$988,641

5.	ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

Accrued liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Legal	$36,068	$66,254
Deferred financing costs	—	99,883
Accounting	107,749	101,528
Research and development	654,977	691,908
Severance	403,319	518,704
Other	40,209	28,249
Accrued liabilities	$1,242,322	$1,506,526

Accounts payable are current obligations due to vendors.  In May 2023, the Company entered into an agreement with a vendor which gave the option to defer payment on approximately $5.5 million of current accounts payable and accrued liabilities until March 31, 2024. As of December 31, 2023, the amount outstanding under the agreement recorded in accounts payable was $5.7 million. The Company made a cash payment of approximately $5.9 million to settle the entirety of the amount outstanding under the agreement in March 2024.

6.	EQUITY

The Company has authorized an unlimited number of both Common and Preferred Shares. As of March 31, 2024 and December 31, 2023, the Company had 18,961,116 and 18,885,254 issued and outstanding Common Shares, respectively, and 1,166,667 issued and outstanding Series 2 Convertible Preferred Shares. The Common Shares and Series 2 Convertible Preferred Shares have no par value.

Common Shares reserved for future issuance consists of the following:

	March 31,	December 31,
	2024	2023
Warrants	13,456,328	13,595,987
Series 2 Convertible Preferred Shares	1,166,667	1,166,667
Options issued and outstanding under stock option plan	1,152,597	898,262
Deferred Share Units	1,061	1,061
Common Shares available for grant under stock option plan	2,639,626	471,843
Total Common Shares reserved for future issuance	18,416,279	16,133,820

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

Optional Conversion

Series 2 Shares are convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, at a ratio of 1 Series 2 Share into 1 Common Share.

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

As result of the reassessment the Company determined that 687,591 C$ warrants, originally issued in financing transactions between 2018 and 2020, which were previously classified in permanent equity no longer met the criteria for equity classification.  The C$ warrants were remeasured as of July 1, 2023. The C$ warrants have exercise prices between C$12.00 and C$18.00 and expire between June 2024 and November 2025. The C$ warrants liability was re-measured at December 31, 2023 to a fair value of $94,185. The C$ warrants liability was re-measured at March 31, 2024 to a fair value of $108,318, with the change in fair value of $14,132 reported in other income in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

The weighted-average values of the significant assumptions used in the Black Scholes valuation of the C$ warrants as of December 31, 2023 included volatility of 131.5%, a risk-free rate of 3.88%, exercise price of C$10.80 and an expected term of 1.7 years. The weighted-average values of the significant assumptions used in the Black Scholes valuation of the C$ warrants as of March 31, 2024 included volatility of 108.9%, a risk-free rate of 4.29%, exercise price of C$12.28 and an expected term of 1.6 years.

A summary of warrant liability activity for the three-month period ended March 31, 2024 is as follows:

March 31,
2024
Balance at December 31, 2023	$94,185
Change in fair value of C$ warrant liability	14,133
Balance at March 31, 2024	$108,318

A summary of warrant liability activity for the year ended December 31, 2023 is as follows:

December 31,
2023
Balance at December 31, 2022	$1,859,374
October 2022 PIPE warrant liability at issuance	—
Change in fair value of the warrant liability	(564,548)
Foreign exchange loss	(7,426)
Fair value of US$ warrant liability as of June 30, 2023	1,287,400
Fair value of previously liability-classified US$ warrants reclassified to additional paid-in-capital as of July 1, 2023	(1,287,400)
Fair value of previously equity-classified C$ warrants reclassified to warrant liability as of July 1, 2023	396,375
Change in fair value of C$ warrant liability	(302,190)
Balance at December 31, 2023	$94,185

At-the-Market Offering (ATM)

In September 2023, the Company filed a shelf registration statement with the SEC. In conjunction with the shelf registration, the Company entered into an ATM agreement in January 2024 to offer up to $25.0 million of the Company’s Common Shares. During the three months ended March 31, 2024, the Company sold 75,862 Common Shares for net proceeds of $190,274 after deducting sales commissions.

7.	WARRANTS

As of March 31, 2024, outstanding Common Share warrants and exercise prices related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
C$18.00	68,334	June 2024
C$18.00	150,818	November 2024
C$18.00	49,167	December 2024
C$12.00	279,613	November 2025
US$12.60	524,088	August 2026
US$9.60	146,744	August 2026
US$7.50	345,938	April 2028
US$6.10	69,188	April 2028
US$0.01	594,724	None
US$1.75	11,227,714	February 2029
	13,456,328

In January 2024, 139,659 warrants with an exercise price of C$28.80 expired without being exercised. There were no warrant exercises in the three months ended March 31, 2024.

8.	SHARE-BASED COMPENSATION

2015 Stock Option Plan

The Company maintains the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. In June 2015, the 2015 Option Plan was amended from a fixed option plan to a rolling share option plan pursuant to which the Company is authorized to grant options of up to 20% of its issued and outstanding Common Shares. Share options granted vest at various rates and have a term not exceeding ten years. As of March 31, 2024 and December 31, 2023, the Company had 2,639,626 and 471,843 options available for grant under the 2015 Option Plan, respectively. Share options under the 2015 Option Plan are granted in either US$ or C$. Upon the change in the Company’s functional currency, effective July 1, 2023, C$ share options previously classified as equity were reclassified as liabilities. All grants following the Company’s change in functional currency are in US$.

Canadian Dollar Share Options

The following table summarizes the C$ share options outstanding under the 2015 Option Plan for the three months ended March 31, 2024. All amounts are denominated in C$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of December 31, 2023	898,262	$7.58	6.5	$—
Expired	(14,665)	18.30
Outstanding as of March 31, 2024	883,597	7.40	6.4	27,581
Vested and exercisable as of March 31, 2024	793,570	$7.29	6.4	$27,581

The aggregate intrinsic value of options outstanding and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares when the exercise price is below fair value.  There were no C$ options exercised or granted during the three months ended March 31, 2024.

Upon the change in the Company’s functional currency effective July 1, 2023 C$ share options previously classified as equity were reclassified as liabilities. The C$ options were re-measured as of December 31, 2023 and had a fair value of $442,002. The C$ options were re-measured as of March 31, 2024 and had a fair value of $716,969, resulting in an increase to the fair value of the liability and a decrease from additional paid-in-capital of $294,967.

The following table summarizes the weighted average of significant assumptions used to calculate the fair value of C$ share options outstanding and exercisable as of March 31, 2024 and December 31, 2023:

	Period Ended
	March 31,		December 31,
	2024		2023
Weighted average fair value of C$ Options	C$	0.90	C$	0.53
Expected volatility		102.3%		116.3%
Risk-free interest rate		4.39%		4.04%
Expected dividend yield		—%		—%
Expected term (years)		6.4		6.5

Expected volatility is based on historical volatility of the Company’s Common Shares over the expected life of the option, as the Company’s options are not readily tradable.

US Dollar Share Options

The following table summarizes the US$ share options outstanding under the 2015 Option Plan for the three months ended March 31, 2024. All amounts are denominated in US$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of December 31, 2023	69,000	$1.87		$—
Granted	200,000	1.17		44,000
Outstanding as of March 31, 2024	269,000	1.35	9.7	150,760
Vested and exercisable as of March 31, 2024	58,333	$1.17	9.7	$43,166

During the three months ended March 31, 2024, the Company granted US$ share options with a grant date fair value of $182,820. During the three months ended March 31, 2024 there were no US$ share options exercised.

The fair value of the share options granted was estimated using Black Scholes with the following assumptions:

Three Months Ended
March 31, 2024
Weighted average fair value of US$ Options	$0.91
Expected volatility	98.6%
Risk-free interest rate	3.90%
Expected dividend yield	—%
Expected term (years)	5.8

Share-based Payment Expense

The following table summarizes total share-based compensation included in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
	2024	2023
Research and development	$3,812	$38,909
General and administrative	59,772	93,601
Total share-based compensation	$63,584	$132,510

As of March 31, 2024, there was $133,005 of unrecognized share-based compensation liability related to C$ options outstanding but unvested, which is expected to be recognized over weighted-average remaining service period of 2.0 years. There was $220,184 of unrecognized share-based compensation expense related to US$ options outstanding but unvested, which is expected to be recognized over the remaining service period of 3.1 years.

9.	RELATED PARTY TRANSACTIONS

UBC Collaborative Research Agreement

In April 2016, the Company entered into a collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In January 2022, the UBC CRA was amended to extend the project for an additional three years, and funding was increased to an aggregate total of C$5,030,000. This amendment, along with the November 2021 amendment extends the project for an additional three years, effective January 1, 2022. During the three months ended March 31, 2024 and 2023, the Company made cash payments of $149,160 and $147,828 and incurred costs of $144,380 and $147,828, respectively, which are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement.  The Company made annual license payments of C$25,000 during the three months ended March 31, 2024 and 2023. Through March 31, 2024, no accruals for royalty payments have been made.

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

As of March 31, 2024, 594,724 Pre-Funded Warrants to purchase common shares for little to no consideration, issued in connection with the August 2023 private placement, were included in the basic and diluted net loss per share calculation. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common shareholders	$(3,635,088)	$(4,959,431)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	19,533,976	8,579,284
Net loss per share attributable to common shareholders, basic and diluted	$0.19	$0.58

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2024	2023
Options issued and outstanding under stock option plan	1,152,597	1,043,025
Warrants	12,861,604	1,873,622
Series 1 Convertible Preferred Shares	—	1,166,667
Series 2 Convertible Preferred Shares	1,166,667	—
Deferred Share Units	1,061	1,061
Total	15,181,929	4,084,375

12.	SUBSEQUENT EVENTS

The Company did not identify any subsequent events through May 14, 2024, the date these unaudited condensed consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of May 14, 2024  for the three months ended March 31, 2024 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 and 2022 included in the Company’s Annual Report on Form 10-K and the unaudited condensed consolidated interim financial statements for the three months ended March 31, 2024 and 2023 included in this Quarterly Report on Form 10-Q (collectively, the “Financial Statements”), which have been prepared by management in accordance with GAAP as issued by the FASB. All dollar amounts refer to United States dollars, except as stated otherwise.

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

We were incorporated on January 23, 2004 under the Canada Business Corporations Act (CBCA). On July 13, 2023, we continued our existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (the OBCA) (the Continuance). The Continuance was approved by our shareholders at the our 2023 Annual Meeting of Shareholders held on June 29, 2023. We have a wholly-owned U.S. subsidiary, ProMIS USA, which was incorporated in January 2016 in the State of Delaware. ProMIS USA has had no material activity and has no material financial impact on our Financial Statements. Since our inception, we have devoted substantially all of our resources to developing our platform technologies and the resultant antibody product candidates, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We have principally financed our operations through public and private placements of Common Shares and warrants and convertible debt.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual licensing and/or commercialization of our product candidates and any future product candidates. Our net losses were $3.6 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $97.1 million. We expect to continue to incur net losses for the foreseeable future and, if able to raise additional funding, would expect our research and development expenses, general and administrative expenses and capital expenditures to increase. In particular, if we are able to raise additional funding, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as initiate clinical trials, hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a clinical-stage public company. In addition, if we obtain marketing approval for any product candidates, we may incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses should we in-license or acquire additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, including our at-the-market offering agreement we entered into in January 2024 to sell up to $25.0 million of Common Shares, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

We expect that our cash of $2.5 million as of March 31, 2024 will not be sufficient to fund the Company’s operating expenses for at least 12 months from the date these Financial Statements were issued. This raises substantial about regarding our ability to continue as a going concern. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources.”

Program Updates

ProMIS lead program PMN310: Potential Next Generation Therapy for Alzheimer’s Disease

PMN310, a monoclonal antibody selective for toxic amyloid-beta oligomers in AD, is our lead product candidate. In the beginning of 2024, we made significant progress on the program elements.

A first-in-human Phase 1a clinical trial of PMN310 in normal human volunteers was initiated in November 2023.  Topline data from the cohorts treated with single ascending doses of PMN310 are expected in mid-2024.  A phase 1b proof of concept trial in Alzheimer’s disease patients is expected to initiate in 2H 2024, subject to availability of sufficient resources.

Expenditures for PMN310 in the three months ended March 31, 2024 were approximately $1.6 million, not including allocations of senior management time.

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

Multiple system atrophy (MSA) – PMN442

ProMIS has selected a novel monoclonal antibody (PMN442) as a lead candidate for MSA based on its selective binding and protective activity against pathogenic forms of alpha-synuclein. PMN442 has been humanized in a human IgG1 framework and is ready to progress to IND-enabling studies, subject to availability of sufficient resources.

Other key projects

We continue to progress with other key projects, in addition to our top priorities PMN310, PMN267, and PMN442. With respect to the amyloid vaccine program, mouse studies have provided data guiding the development of an AD vaccine containing our oligomer peptide antigens conjugated to a carrier protein in formulation with an adjuvant. Mouse vaccination studies with a-syn vaccine candidates utilizing our peptide antigens to target pathogenic a-syn enabled the selection of our lead vaccine candidate, PMN400, against multiple synucleinopathies including MSA, Parkinson’s disease and Lewy body dementia.

Our proprietary technology employs algorithmic prediction of protein misfolding to identify disease-specific epitopes (DSEs) to which selective antibodies can be raised.  An effort is underway to update the algorithms with machine learning capabilities to accelerate our ability to identify and patent DSEs and antibodies, across neurodegenerative diseases as well as other therapeutic areas.

Recent Corporate Highlights

●	In January 2024, we entered an At-the-Market Offering Agreement to sell up to $25.0 million Common Shares.

●	In January 2024, we announced the selection of a lead vaccine candidate, PMN400, against multiple synucleinopathies including Multiple System Atrophy (MSA), Parkinson’s disease and Lewy Body Dementia.

●	In March 2024, we announced the addition of key U.S. and international patent allowances to the PMN310 global intellectual property portfolio.

●	In April 2024, we announced the publication of a manuscript titled “Tryptophan residues in TDP-43 and SOD1 modulate the cross-seeding and toxicity of SOD1” in the Journal of Biological Chemistry supporting the interaction between pathogenic TDP-43 and SOD1 as a therapeutic target for ALS.

●	In April 2024, the abstract titled “Novel approach to optimization of Alzheimer’s vaccine configuration for maximal targeting of toxic amyloid-beta oligomers” was accepted for poster presentation at AAIC 2024.
●	In April 2024, the platform presentation titled “PMN310: A monoclonal antibody that selectively targets toxic Ab oligomers” was delivered by Dr. Neil Cashman at the Alzheimer’s & Parkinson’s drug development summit in Boston, MA
●	In April 2024, the manuscript titled “Relationship between therapeutic activity and preferential targeting of toxic soluble aggregates by amyloid-beta-directed antibodies” was published in the online journal bioRxiv.

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

Other (Expense) Income

Other (expense) income consists primarily of interest expense on deferred accounts payable with a vendor, changes in the fair value of our financial instruments and interest income.

Three Months Ended March 31, 2024 and 2023

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses
Research and development	$2,123,778	$3,510,252	$(1,386,474)
General and administrative	1,552,873	1,460,419	92,454
Total operating expenses	3,676,651	4,970,671	(1,294,020)
Loss from operations	(3,676,651)	(4,970,671)	1,294,020
Other income/(expense)	41,563	11,240	(30,323)
Net loss	$(3,635,088)	$(4,959,431)	$1,324,343

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Direct research and development expenses by program
PMN310	$1,549,310	$2,384,631	$(835,321)
Platform and other programs	195,862	150,153	45,709
Indirect research and development expenses:
Employee salaries and benefits	346,304	369,838	(23,534)
Share-based compensation	3,812	38,909	(35,097)
Consulting expense	13,325	542,693	(529,368)
Other operating costs	15,165	24,028	(8,863)
Total research and development expenses	$2,123,778	$3,510,252	$(1,386,474)

Research and development expenses decreased by $1.4 million, or 39%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease is attributable to a $0.8 million decrease in direct research and development expenses and a decrease of $0.5 million in consulting expenses, both related to higher expenses in 2023 in preparation of the submission of the PMN310 IND application in April 2023 and the completion of the initial PMN310 drug product manufacturing. PMN310 expenses of $1.5 million during the three months ended March 31, 2024 were primarily related to our phase 1a clinical trial. Employee salaries and share-based compensation also decreased by $0.1 million.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Employee salaries and benefits	$171,122	$199,110	$(27,988)
Share-based compensation	59,772	93,601	(33,829)
Professional and consulting fees	1,252,486	943,682	308,804
Patent expense	57,662	97,924	(40,262)
Facility-related and other	11,832	126,102	(114,270)
Total general and administrative expenses	$1,552,874	$1,460,419	$92,455

General and administrative expenses decreased by $0.1 million, or 6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Employee salaries and share-based compensation decreased by $0.1 million. Professional and consulting fees increased by $0.4 million, primarily driven by an increase of $0.4 million in legal fees, $0.1 million in audit and tax fees, and $0.1 million in investor and shareholder relations costs, offset by a decrease of $0.1 million in insurance costs and $0.1 million in other consulting fees. Facility-related and other costs decreased by $0.1 million due to realized foreign currency exchange gains.

Other Income (Expense)

Other income was unchanged for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. A $0.1 million increase in interest expense was offset by an increase of $0.1 million in interest income.

Liquidity and Capital Resources

Sources of Liquidity

We are a development stage company as we have not generated revenues to date and do not expect to have significant revenues until we are able to sell a product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide funding, such as licensing fees, milestone payments, royalties, research funding or otherwise. Operations have been financed since inception, through the sale of equity and debt securities and the conversion of Common Share purchase warrants and share options. Our objectives, when managing capital, are to ensure there are sufficient funds available to carry out our research, development and eventual commercialization programs. When we have excess funds, we manage our liquidity risk by investing in highly liquid corporate and government bonds with staggered maturities to provide regular cash flow for current operations. We do not hold any asset-backed commercial paper and our cash is not subject to any external restrictions. We also manage liquidity risk by frequently monitoring actual and projected cash flows. The Board reviews and approves the Company’s operating and capital budgets, as well as any material transactions not in the ordinary course of business. The majority of our accounts payable and accrued liabilities have maturities of less than three months. We are dependent on our ability to generate revenues from our products or secure additional financing in order to continue our research and development activities and meet our ongoing obligations and existing liabilities. In May 2023, we entered into an agreement with a vendor which provided for the option to defer payment on approximately $5.5 million of current accounts payable and accrued liabilities until March 31, 2024. We repaid the entirety of the $5.9 million outstanding in March 2024, which terminated the agreement.

In August 2023, we completed a private placement of 9,945,969 Common Shares and, in lieu of Common Shares, 954,725 pre-funded warrants, each attached to a Common Share warrant exercisable at a price of $1.75 for gross proceeds of $20.4 million before deducting issuance costs of $2.7 million. Proceeds from the private placement are being used to advance the clinical development of PMN310, ProMIS’ lead therapeutic candidate, as well as for working capital and other general corporate expenses.

On September 22, 2023, we filed a registration statement on Form S-3 (File No. 333-274658) with the SEC, which was declared effective on September 29, 2023 (Shelf Registration Statement), in relation to the registration of Common Shares, preferred shares, subscription receipts, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our Common Shares, debt securities or other equity securities in one or more offerings. On January 5, 2024, we entered into an At The Market Offering Agreement with BTIG, LLC to provide for the offering, issuance and sale of up to an aggregate amount of $25.0 million of our Common Shares from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. During the three months ended March 31, 2024 we sold 75,862 shares for net proceeds of approximately $0.2 million.

We incurred a net loss of $3.6 million for the three months ended March 31, 2024 and reported an accumulated deficit of $97.1 million as of March 31, 2024. Management believes that these conditions raise substantial doubt as to the Company’s ability to continue as a going concern within 12 months of the date the Financial Statements are issued. Additional funding will be necessary to fund future clinical activities and to pay down our existing liabilities. We will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, changing macroeconomic factors including, but not limited to, rising interest rates, uncertainties in the banking industry and inflation have diminished certain opportunities to obtain funding in the current market environment. There is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force us to delay, reduce or eliminate research and development programs and product portfolio expansion or commercialization efforts. These potential delays, reductions and eliminations could adversely affect future business prospects, and our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Net cash used in operating activities	$(10,291,447)	$(2,561,654)	$(7,729,793)
Net cash provided by financing activities	190,274	—	190,274
Effect of exchange rates on cash	—	17,659	(17,659)
Net increase (decrease) in cash	$(10,101,173)	$(2,543,995)	$(7,557,178)

Cash Flows from Operating Activities

Cash used in operating activities was $10.1 million for the three months ended March 31, 2024, which consisted of a net loss of $3.6 million, decreased by non-cash activities of $0.1 million and increased by a net change of $6.7 million in our operating assets and liabilities. Non-cash activities primarily consisted of share-based compensation. Changes in cash flows related to operating assets and liabilities primarily consisted of a decrease of $6.4 million of accounts payable, including a repayment of $5.9 million on previously deferred accounts payable, and a $0.3 million decrease in accrued liabilities.

Cash used in operating activities was $2.6 million for the three months ended March 31, 2023, which consisted of a net loss of $5.0 million, offset by noncash activities of $0.2 million and a net change of $2.2 million in our operating assets and liabilities. The additive non-cash activities primarily consisted of charges for share-based compensation and change in fair value of warrant liability of $0.2 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a net increase of $2.3 million of accounts payable and accrued liabilities, offset by $0.1 million decrease in prepaid expenses and other current assets.

Cash Flows from Investing Activities

There was no cash used in investing activities during the three months ended March 31, 2024 or 2023.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2024 was $0.2 million from the sale of Common Shares under the At The Market Offering Agreement.

There was no cash provided by financing activities during the three months ended March 31, 2023.

Critical Accounting Policies and Estimates

Our MD&A is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our audited consolidated financial statements for the year ended December 31, 2023. The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make certain judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgement about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, accruals for research and development expenses and the valuation of warrant liabilities. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such difference may be material.

There have been no material changes to our critical accounting estimates since December 31, 2023.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Share Equivalents as of March 31, 2024 was as follows:

Number of
Common
Share
Equivalents
Common Shares	18,961,116
Options issued and outstanding under stock option plan	1,152,597
Warrants	13,456,328
Series 2 Convertible Preferred Shares	1,166,667
Deferred share units	1,061
Total - March 31, 2024	34,737,769

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2023 and three months ended March 31, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K, as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2024. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K as filed with the SEC and such subsequently filed Quarterly Report.

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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We had working capital of approximately $0.9 million as of March 31, 2024. Management believes its working capital position raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date of filing of this Form 10-Q. We will require substantial additional funds for further research and development, planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products. Our ability to raise additional financing and maintain operations in the future could be at substantial risk and there can be no assurance that additional funding or partnerships will be available on acceptable terms that would foster successful commercialization of our products. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We may attempt to raise additional funds for these purposes through public or private equity or debt financing, collaborations with other biopharmaceutical companies and/or from other sources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended March 31, 2024, no officer or director of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act..

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2024.

PROMIS NEUROSCIENCES INC.

Date: May 14, 2024	By:	/s/ Neil Warma
Neil Warma
Interim Chief Executive Officer
(interim principal executive officer)

Date: May 14, 2024	By:	/s/ Daniel Geffken
Daniel Geffken
Chief Financial Officer
(principal financial officer)