Form 10-Q
period 2024-06-30
ProMIS Neurosciences Inc.
filed 2024-08-08
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 29,885,452 Common Shares outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

●	the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing or collaboration agreements;
●	tax positions and contingencies;
●	research and development costs;
●	compensation and other selling, general and administrative expense;
●	foreign currency exchange risk;
●	estimated fair value of assets and liabilities; and impairment assessments;
●	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
●	our plans and investments in our portfolio as well as implementation of our corporate strategy;
●	the risk that the Company will maintain sufficient liquidity to execute its business plan and its ability to continue as a going concern;
●	our expected use of proceeds from sales of our common shares in “at-the-market” offerings and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
●	the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions;
●	the expectations, development plans and anticipated timelines, including costs and timing of potential clinical trials, filings and approvals, of our products candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline product candidates, if approved;
●	the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;
●	our ability to finance our operations and business initiatives and obtain funding for such activities;
●	the direct and indirect impact of health crises on our business and operations, including expenses, reserves and allowances, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;

●	the impact of global financial, economic, political and health events, such as rising inflation, market volatility and fluctuating interest rates;
●	the potential impact of healthcare reform in the United States and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product candidates, if approved;
●	the impact of the continued uncertainty of the credit and economic conditions in certain countries and our collection of accounts receivable in such countries;
●	the risk that we become characterized as a passive foreign investment company;
●	our ability to prevent and successfully remediate any significant deficiencies or material weaknesses in internal controls over financial reporting;
●	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
●	the impact of new laws, including tax, regulatory requirements, judicial decisions and accounting standards.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Balance Sheets

(expressed in US dollars, except share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$992,463	$12,598,146
Short-term investments	32,358	32,358
Prepaid expenses and other current assets	384,776	988,641
Total current assets	1,409,597	13,619,145
Total assets	$1,409,597	$13,619,145
Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$2,015,167	$7,843,136
Accrued liabilities	1,156,789	1,506,526
Total current liabilities	3,171,956	9,349,662
Share-based compensation liability	465,488	422,002
Warrant liability	49,231	94,185
Total liabilities	3,686,675	9,865,849

Commitments and contingencies
Shareholders' (deficit) equity:
Series 2 Convertible Preferred Shares, no par value, unlimited shares authorized, 1,166,667 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common shares, no par value, unlimited shares authorized, 18,961,116 and 18,885,254 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	97,818,797	97,590,426
Accumulated other comprehensive loss	(371,184)	(371,184)
Accumulated deficit	(99,724,691)	(93,465,946)
Total shareholders' (deficit) equity	(2,277,078)	3,753,296
Total liabilities and shareholders' (deficit) equity	$1,409,597	$13,619,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in US dollars, except share amounts)

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$1,625,821	$1,005,715	$3,749,599	$4,515,967
General and administrative	1,087,885	1,894,169	2,640,758	3,354,588
Total operating expenses	2,713,706	2,899,884	6,390,357	7,870,555
Loss from operations	(2,713,706)	(2,899,884)	(6,390,357)	(7,870,555)

Other income (expense):
Change in fair value of financial instruments	59,087	606,214	44,954	564,549
Interest expense	—	(49,182)	(76,774)	(49,182)
Other income	30,962	30,878	163,432	83,783
Total other income (expense), net	90,049	587,910	131,612	599,150

Net loss	(2,623,657)	(2,311,974)	(6,258,745)	(7,271,405)
Other comprehensive loss
Foreign currency translation adjustment	—	(171,462)	—	(175,816)
Comprehensive loss	$(2,623,657)	$(2,483,436)	$(6,258,745)	$(7,447,221)

Net loss per share, basic and diluted	$(0.13)	$(0.27)	$(0.32)	$(0.85)

Weighted-average shares outstanding of common shares, basic and diluted	19,770,739	8,579,284	19,544,908	8,579,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(expressed in US dollars, except share amounts)

(Unaudited)

								Accumulated
	Series 1 Convertible		Series 2 Convertible				Additional	Other
	Preferred Shares		Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, April 1, 2023	70,000,000	$—	—	$—	8,579,284	$—	$79,233,571	$(199,723)	$(85,212,895)	$(6,179,047)
Share-based compensation expense	—	—	—	—	—	—	134,191	—	—	134,191
Foreign currency translation	—	—	—	—	—	—	—	(171,462)	—	(171,462)
Net loss	—	—	—	—	—	—	—	—	(2,311,974)	(2,311,974)
Balance, June 30, 2023	70,000,000	$—	—	$—	8,579,284	$—	$79,367,762	$(371,185)	$(87,524,869)	$(8,528,292)

								Accumulated
	Series 1 Convertible		Series 2 Convertible				Additional	Other
	Preferred Shares		Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, April 1, 2024	—	$—	1,166,667	$—	18,961,116	$—	$97,549,317	$(371,184)	$(97,101,034)	$77,099
Share-based compensation expense	—	—	—	—	—	—	17,999	—	—	17,999
Re-measurement of liability-classified CAD stock options as of June 30, 2024	—	—	—	—	—	—	251,481	—	—	251,481
Net loss	—	—	—	—	—	—	—	—	(2,623,657)	(2,623,657)
Balance, June 30, 2024	—	$—	1,166,667	$—	18,961,116	$—	$97,818,797	$(371,184)	$(99,724,691)	$(2,277,078)

								Accumulated
	Series 1 Convertible		Series 2 Convertible				Additional	Other
	Preferred Shares		Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2023	70,000,000	$—	—	$—	8,579,284	$—	$79,101,061	$(195,369)	$(80,253,464)	$(1,347,772)
Share-based compensation	—	—	—	—	—	—	266,701	—	—	266,701
Foreign currency translation	—	—	—	—	—	—	—	(175,816)	—	(175,816)
Net loss	—	—	—	—	—	—	—	—	(7,271,405)	(7,271,405)
Balance, June 30, 2023	70,000,000	$—	—	$—	8,579,284	$—	$79,367,762	$(371,185)	$(87,524,869)	$(8,528,292)

								Accumulated
	Series 1 Convertible		Series 2 Convertible				Additional	Other
	Preferred Shares		Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2024	—	$—	1,166,667	$—	18,885,254	$—	$97,590,426	$(371,184)	$(93,465,946)	$3,753,296
Share-based compensation expense	—	—	—	—	—	—	81,583	—	—	81,583
Issuance of Common Shares from ATM Offering, net of issuance costs	—	—	—	—	75,862	—	190,274	—	—	190,274
Re-measurement of liability-classified CAD stock options as of June 30, 2024	—	—	—	—	—	—	(43,486)	—	—	(43,486)
Net loss	—	—	—	—	—	—	—	—	(6,258,745)	(6,258,745)
Balance, June 30, 2024	—	$—	1,166,667	$—	18,961,116	$—	$97,818,797	$(371,184)	$(99,724,691)	$(2,277,078)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(expressed in US dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(6,258,745)	$(7,271,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	81,583	266,701
Foreign currency exchange gain	—	(44,883)
Change in fair value of warrant liability	(44,954)	(564,549)
Depreciation of property and equipment	—	322
Amortization of intangible assets	—	2,471
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	603,865	781,356
Accounts payable	(5,827,969)	4,815,283
Accrued liabilities	(349,737)	(2,694,272)
Net cash used in operating activities	(11,795,957)	(4,708,976)
Cash flows from financing activities
Proceeds from issuance of Common Shares from ATM Offering, net of issuance costs	190,274	—
Net cash provided by financing activities	190,274	—
Effect of exchange rates on cash	—	55,840
Net decrease in cash	(11,605,683)	(4,653,136)

Cash at beginning of year	12,598,146	5,875,796
Cash at end of period	$992,463	$1,222,660

Noncash financing activities
Increase in share-based compensation liability on CAD denominated share options decreasing additional paid-in-capital	$43,486	$—
Deferred financing costs included in accounts payable and accrued liabilities	$99,555	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$76,774	$49,128

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

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (the “OBCA”) (the “Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. The Company is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (US) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of June 30, 2024, ProMIS USA has had no material activity and has no material financial impact on the Company’s unaudited condensed consolidated financial statements.

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

Liquidity Risk

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues from its activities. The Company had a net loss of $2.6 million and $6.3 million for the three and six months ended June 30, 2024, respectively, and an accumulated deficit of $99.7 million as of June 30, 2024. In July 2024, the Company entered into a Unit Purchase Agreement with certain institutional and accredited investors to sell $30.3 million of Common Share Units and Pre-funded Warrant Units, as described further in Note 12, in a private placement before deducting approximately $2.5 million of placement agent fees and offering costs. Management believes that the net proceeds from the private placement will provide sufficient cash to continue operating and capital expenditure requirements for 12 months beyond the issuance of these unaudited condensed consolidated financial statements.

Future capital requirements will depend upon many factors, including the timing and extent of spending on research and development and market acceptance of the Company’s products, if approved for commercial sale. The Company will require additional funding to conduct future clinical activities. The Company expects to seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could force delays, reduce or eliminate research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect future business prospects, and the ability to continue operations.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$32,358	$—	$—	$32,358
Total assets measured at fair value	$32,358	$—	$—	$32,358
Liabilities:
Share-based compensation liability	$—	$—	$465,488	$465,488
Warrant liability	$—	$—	$49,231	$49,231
Total liabilities measured at fair value	$—	$—	$514,719	$514,719

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$32,358	$—	$—	$32,358
Total assets measured at fair value	$32,358	$—	$—	$32,358
Liabilities:
Share-based compensation liability	$—	$—	$422,002	$422,002
Warrant liability	—	—	94,185	94,185
Total liabilities measured at fair value	$—	$—	$516,187	$516,187

No transfers between levels have occurred in either reporting period presented. Refer to Note 6 below for disclosures related to the warrant liability and Note 8 for disclosures related to share-based compensation liability.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2024	2023
Upfront research payments	$17,805	$146,851
Accrued interest and other receivables	72,255	78,637
Insurance	122,551	482,297
Consultants	—	21,535
License fees	59,649	30,472
Deferred financing costs	99,555	195,632
Miscellaneous	12,961	33,217
Total prepaid expenses and other current assets	$384,776	$988,641

5.	ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

Accrued liabilities consist of the following:

	June 30,	December 31,
	2024	2023
Legal	$19,575	$66,254
Deferred financing costs	26,316	99,883
Accounting	122,294	101,528
Research and development	630,925	691,908
Severance	287,935	518,704
Other	69,744	28,249
Accrued liabilities	$1,156,789	$1,506,526

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

The Company has authorized an unlimited number of both Common and Preferred Shares. As of June 30, 2024 and December 31, 2023, the Company had 18,961,116 and 18,885,254 issued and outstanding Common Shares, respectively, and 1,166,667 issued and outstanding Series 2 Convertible Preferred Shares. The Common Shares and Series 2 Convertible Preferred Shares have no par value.

Common Shares reserved for future issuance consists of the following:

	June 30,	December 31,
	2024	2023
Warrants	13,387,994	13,595,987
Series 2 Convertible Preferred Shares	1,166,667	1,166,667
Options issued and outstanding under stock option plan	1,087,493	898,262
Deferred Share Units	1,061	1,061
Common Shares available for grant under stock option plan	2,704,730	471,843
Total Common Shares reserved for future issuance	18,347,945	16,133,820

The preferences, privileges and rights of the Common Shares are as follows:

Voting

Subject to any special voting rights or restrictions, holders of Common Shares entitled to vote shall have one vote per share.

Dividends

The Board of Directors may from time to time declare and authorize payment of dividends, if any, as they may deem advisable and need not give notice of such declaration to any shareholder. Subject to the rights of common shareholders, if any, holding shares with specific rights as to dividends, all dividends on Common Shares shall be declared and paid according to the number of such shares held and paid in C$.

Liquidation Rights

In the event of the liquidation, dissolution or winding-up of the Company or any other distribution of the Company’s assets for the purpose of winding up the Company’s affairs, after the payment of dividends declared but unpaid, the holders of Common Shares shall be entitled pari passu to receive any remaining property of the Company.

Series 2 Convertible Preferred Shares

In November 2023, the directors of the Company authorized the issuance of an unlimited number of Series 2 Convertible Preferred Shares (“Series 2 Shares”). In December 2023, the Company entered into an agreement with the Series 1 Shareholders to exchange all 70,000,000 outstanding Series 1 Shares for 1,166,667 Series 2 Shares (an equivalent number of as-converted Common Shares). As described further in Note 12, all 1,166,667 Series 2 Shares converted into an equivalent number of Common Shares in July 2024.

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

As described further in Note 12, the Mandatory Conversion was triggered in July 2024.

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

As result of the reassessment the Company determined that 687,591 C$ warrants, originally issued in financing transactions between 2018 and 2020, which were previously classified in permanent equity no longer met the criteria for equity classification.  The C$ warrants were remeasured as of July 1, 2023. The C$ warrants have exercise prices between C$12.00 and C$18.00 and expire between November 2024 and November 2025. The C$ warrants liability was re-measured at December 31, 2023 to a fair value of $94,185. The C$ warrants liability was re-measured at June 30, 2024 to a fair value of $49,231, with the change in fair value of $44,954 reported in other income in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

The weighted-average values of the significant assumptions used in the Black Scholes valuation of the C$ warrants as of December 31, 2023 included volatility of 131.5%, a risk-free rate of 3.88%, exercise price of C$10.80 and an expected term of 1.7 years. The weighted-average values of the significant assumptions used in the Black Scholes valuation of the C$ warrants as of June 30, 2024 included volatility of 109.2%, a risk-free rate of 3.99%, exercise price of C$12.05 and an expected term of 1.4 years.

A summary of warrant liability activity for the six-month period ended June 30, 2024 is as follows:

June 30,
2024
Balance at December 31, 2023	$94,185
Change in fair value of C$ warrant liability	(44,954)
Balance at June 30, 2024	$49,231

A summary of warrant liability activity for the year ended December 31, 2023 is as follows:

December 31,
2023
Balance at December 31, 2022	$1,859,374
Change in fair value of the warrant liability	(564,548)
Foreign exchange loss	(7,426)
Fair value of US$ warrant liability as of June 30, 2023	1,287,400
Fair value of previously liability-classified US$ warrants reclassified to additional paid-in-capital as of July 1, 2023	(1,287,400)
Fair value of previously equity-classified C$ warrants reclassified to warrant liability as of July 1, 2023	396,375
Change in fair value of C$ warrant liability	(302,190)
Balance at December 31, 2023	$94,185

At-the-Market Offering (ATM)

In September 2023, the Company filed a shelf registration statement with the SEC. In conjunction with the shelf registration, the Company entered into an ATM agreement in January 2024 to offer up to $25.0 million of the it Common Shares. During the three and six months ended June 30, 2024, the Company sold 0 and 75,862 Common Shares for net proceeds of $0 and $190,274, respectively, after deducting sales commissions.

7.	WARRANTS

As of June 30, 2024, outstanding Common Share warrants and exercise prices related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
C$18.00	150,818	November 2024
C$18.00	49,167	December 2024
C$12.00	279,613	November 2025
US$12.60	524,088	August 2026
US$9.60	146,744	August 2026
US$7.50	345,938	April 2028
US$6.10	69,188	April 2028
US$0.01	594,724	None
US$1.75	11,227,714	February 2029
	13,387,994

In January 2024, 139,659 warrants with an exercise price of C$28.80 expired without being exercised. In June 2024, 68,334 warrants with an exercise price of C$18.00 expired without being exercised. There were no warrant exercises in the three or six months ended June 30, 2024.

8.	SHARE-BASED COMPENSATION

2015 Stock Option Plan

The Company maintains the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. In June 2015, the 2015 Option Plan was amended from a fixed option plan to a rolling share option plan pursuant to which the Company is authorized to grant options of up to 20% of its issued and outstanding Common Shares. Share options granted vest at various rates and have a term not exceeding ten years. As of June 30, 2024 and December 31, 2023, the Company had 2,704,730 and 471,843 options available for grant under the 2015 Option Plan, respectively. Share options under the 2015 Option Plan are granted in either US$ or C$. Upon the change in the Company’s functional currency, effective July 1, 2023, C$ share options previously classified as equity were reclassified as liabilities. All grants following the Company’s change in functional currency are in US$.

Canadian Dollar Share Options

The following table summarizes the C$ share options outstanding under the 2015 Option Plan for the six months ended June 30, 2024. All amounts are denominated in C$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of December 31, 2023	898,262	$7.58	6.5	$—
Expired	(79,769)	9.16
Outstanding as of June 30, 2024	818,493	7.49	6.5	—
Vested and exercisable as of June 30, 2024	728,466	$7.34	6.5	$—

The aggregate intrinsic value of options outstanding and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares when the exercise price is below fair value.  There were no C$ options exercised or granted during the six months ended June 30, 2024.

Upon the change in the Company’s functional currency effective July 1, 2023 C$ share options previously classified as equity were reclassified as liabilities. The C$ options were re-measured as of December 31, 2023 and had a fair value of $442,002. The C$ options were re-measured as of June 30, 2024 and had a fair value of $465,488, resulting in an increase to the fair value of the liability and a decrease from additional paid-in-capital of $43,486.

The following table summarizes the weighted average of significant assumptions used to calculate the fair value of C$ share options outstanding and exercisable as of June 30, 2024 and December 31, 2023:

	Period Ended
	June 30,		December 31,
	2024		2023
Weighted average fair value of C$ Options	C$	0.64	C$	0.53
Expected volatility		100.8%		116.3%
Risk-free interest rate		4.51%		4.04%
Expected dividend yield		—%		—%
Expected term (years)		6.5		6.5

Expected volatility is based on historical volatility of the Company’s Common Shares over the expected life of the option, as the Company’s options are not readily tradable.

US Dollar Share Options

The following table summarizes the US$ share options outstanding under the 2015 Option Plan for the six months ended June 30, 2024. All amounts are denominated in US$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of December 31, 2023	69,000	$1.87		$—
Granted	200,000	1.17		44,000
Outstanding as of June 30, 2024	269,000	1.35	9.5	66,000
Vested and exercisable as of June 30, 2024	70,833	$1.17	9.5	$23,375

During the six months ended June 30, 2024, the Company granted US$ share options with a grant date fair value of $182,820. During the six months ended June 30, 2024 there were no US$ share options exercised.

The fair value of the US$ share options granted was estimated using Black Scholes with the following assumptions:

Six Months Ended
June 30, 2024
Weighted average fair value of US$ Options	$0.91
Expected volatility	98.6%
Risk-free interest rate	3.90%
Expected dividend yield	—%
Expected term (years)	5.8

Share-based Compensation

The following table summarizes total share-based compensation included in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$3,813	$39,109	$7,625	$78,018
General and administrative	14,186	95,082	73,958	188,683
Total share-based compensation	$17,999	$134,191	$81,583	$266,701

As of June 30, 2024, there was $98,526 of unrecognized share-based compensation liability related to C$ options outstanding but unvested, which is expected to be recognized over weighted-average remaining service period of 1.5 years. There was $202,186 of unrecognized share-based compensation expense related to US$ options outstanding but unvested, which is expected to be recognized over the remaining service period of 2.9 years.

9.	RELATED PARTY TRANSACTIONS

UBC Collaborative Research Agreement

In April 2016, the Company entered into a collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In January 2022, the UBC CRA was amended to extend the project for an additional three years, and funding was increased to an aggregate total of C$5,030,000. This amendment, along with the November 2021 amendment extends the project for an additional three years, effective January 1, 2022. During the six months ended June 30, 2024 and 2023, the Company made cash payments of $149,160 and $296,590 and incurred costs of $294,333 and $296,590, respectively, which are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement.  The Company made annual license payments of C$25,000 during the six months ended June 30, 2024 and 2023. Through June 30, 2024, no accruals for royalty payments have been made.

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

As of June 30, 2024, 594,724 Pre-Funded Warrants to purchase common shares for little to no consideration, issued in connection with the August 2023 private placement, were included in the basic and diluted net loss per share calculation. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common shareholders	$(2,623,657)	$(2,311,974)	$(6,258,745)	$(7,271,405)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	19,770,739	8,579,284	19,544,908	8,579,284
Net loss per share attributable to common shareholders, basic and diluted	$(0.13)	$(0.27)	$(0.32)	$(0.85)

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2024	2023
Options issued and outstanding under stock option plan	1,087,493	1,043,025
Warrants	12,793,270	1,873,622
Series 1 Convertible Preferred Shares	—	1,166,667
Series 2 Convertible Preferred Shares	1,166,667	—
Deferred Share Units	1,061	1,061
Total	15,048,491	4,084,375

12.	SUBSEQUENT EVENTS

July 2024 Private Placement

On July 26, 2024, the Company entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) to raise $30.3 million in aggregate gross proceeds for the Company (the “July 2024 Private Placement”) before deducting an estimated $2.5 million in placement agent fees and other expenses. Pursuant to the terms of the Unit Purchase Agreement, the Company agreed to sell to PIPE Investors in the Offering, an aggregate of (x) 9,757,669 common share units (the “Common Share Units”), each consisting of (i) one Common Share, no par value (a “Common Share”), (ii) one Tranche A Common Share purchase warrant to purchase one Common Share, (iii) one Tranche B Common Share purchase warrant to purchase one Common Share and (iv) one Tranche C Common Share purchase warrant to purchase one Common Share (each, a “Warrant”, collectively, the “Warrants”) and, for certain investors, (y) 4,371,027 pre-funded units (the “Pre-Funded Units” and together with the Common Share Units, the “Units”), each consisting of (i) one Pre-Funded Warrant to purchase one Common Share (each, a “Pre-Funded Warrant”, collectively, the “Pre-Funded Warrants”, and the Common Shares issuable upon exercise of the Warrants and the Pre-Funded Warrants, the “Warrant Shares”), (ii) one Tranche A Common Share purchase warrant to purchase one Common Share, (iii) one Tranche B Common Share purchase warrant to purchase one Common Share and (iv) one Tranche C Common Share purchase warrant to purchase one Common Share.

The purchase price for each Common Share Unit was $2.15 per Common Share Unit, and the purchase price for each Pre-Funded Unit was $2.14 per Pre-Funded Unit. The Pre-Funded Warrants have an exercise price of $0.01 per Warrant Share, are immediately exercisable and will expire when exercised in full. The Tranche A Common Share purchase warrants have an exercise price of $2.02, for aggregate gross proceeds of up to $28.5 million, are exercisable immediately upon Shareholder Approval (as defined below) and will expire upon the earlier of (i) 18 months or (ii) within 60 days of the Tranche A Milestone Event (as defined below). The Tranche B Common Share purchase warrants have an exercise price of $2.02, for aggregate gross proceeds of up to $28.5 million, are exercisable immediately upon Shareholder Approval (as defined below) and will expire upon the earlier of (i) 30 months or (ii) within 60 days of the Tranche B Milestone Event (as defined below). The Tranche C Common Share purchase warrants have an exercise price of $2.50, for aggregate gross proceeds of up to $35.3 million, are immediately exercisable and will expire July 31, 2029. For purposes of the foregoing, “Tranche A Milestone Event” means the public announcement via press release or the filing of a Current Report on Form 8-K of 6-month data from the cohorts treated with multiple ascending doses of PMN310, and “Tranche B Milestone Event” means the public announcement via press release or the filing of a Current Report on Form 8-K of 12-month data from the cohorts treated with multiple ascending doses of PMN310. Pursuant to Nasdaq Listing Rule 5635(d), the exercise of the Tranche A and Tranche B Common Share purchase warrants is subject to shareholder approval (the “Shareholder Approval”). The Company has agreed to convene a shareholders’ meeting, or otherwise obtain written Shareholder Approval, on or before 90 days following the Closing Date, to obtain such approval.

Series 2 Shares Mandatory Conversion

The July 2024 Private Placement qualified as a mandatory conversion event, as defined in Note 6, for the Series 2 Shares, whereby all 1,166,667 outstanding Series 2 Shares converted into 1,166,667 fully paid non-assessable Common Shares upon the closing of the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of August 8, 2024  for the three and six months ended June 30, 2024 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 and 2022 included in the Company’s Annual Report on Form 10-K and the unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2024 and 2023 included in this Quarterly Report on Form 10-Q (collectively, the “Financial Statements”), which have been prepared by management in accordance with GAAP as issued by the FASB. All dollar amounts refer to United States dollars, except as stated otherwise.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual licensing and/or commercialization of our product candidates and any future product candidates. Our net losses were $2.6 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively, and $6.3 million and $7.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $99.7 million. We expect to continue to incur net losses for the foreseeable future and, if able to raise additional funding, would expect our research and development expenses, general and administrative expenses and capital expenditures to increase. In particular, if we are able to raise additional funding, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as initiate clinical trials, hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a clinical-stage public company. In addition, if we obtain marketing approval for any product candidates, we may incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses should we in-license or acquire additional product candidates.

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

In July 2024, we entered into a Unit Purchase Agreement with certain institutional and accredited investors to sell $30.3 million of Common Share Units and Pre-funded Warrant Units in a private placement, before deducting an estimated $2.5 million in placement agent fees and offering costs. Management believes that the net proceeds from the private placement will provide sufficient cash, based on our current operating plan, to enable us to fund our operating expenses into 2026. We are subject to all the risks inherent in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business. Refer to additional discussion related to our capital requirements in “Liquidity and Capital Resources.”

Program Updates

ProMIS lead program PMN310: Potential Next Generation Therapy for Alzheimer’s Disease

PMN310, a monoclonal antibody selective for toxic amyloid-beta oligomers in AD, is our lead product candidate. In the beginning of 2024, we made significant progress on the program elements.

A first-in-human Phase 1a clinical trial of PMN310 in normal human volunteers was initiated in November 2023. Enrollment of the 5 single ascending dose (SAD) cohorts (2.5, 5, 10, 20, 40 mg/kg) was completed in May 2024. Topline data from the first 4 cohorts were released in July 2024. PMN310 was generally well-tolerated through the first four SAD cohorts with no treatment-emergent serious adverse events (SAEs) observed after administration of PMN310. Cerebrospinal fluid (CSF) collection was done on days 3 and 29 after PMN310 administration. Tests showed that the levels of PMN310 in the CSF increased proportionally with the dosage on both days 3 and 29. Even at the lowest dose, PMN310 appeared present at over 100 times the concentration of the oligomers in the CNS. The half-life of PMN310 in CSF was approximately 25 days, which appears supportive of once per month dosing. We expect to present the full dataset at an upcoming medical meeting in the 2H 2024.

A Phase 1b proof of concept trial in Alzheimer’s disease patients is expected to initiate in the second half of 2024. This randomized, placebo controlled, double blind clinical trial is expected to enroll 100 patients and will not only look at critical biomarkers and incidence of ARIA but will also extend for 12 months to enable us to measure important clinical endpoints.

Expenditures for PMN310 in the three months ended June 30, 2024 were approximately $1.1 million, not including allocations of senior management time.

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

Recent Corporate Highlights

●	In July 2024, topline data from the first four cohorts were released. PMN310 was generally well-tolerated with no treatment-emergent SAEs observed after administration of PMN310, and, importantly, showed that PMN310 crossed into the central nervous system in quantities suggesting we may see potential target engagement in the upcoming Phase 1b clinical study. Tests showed that the levels of PMN310 in the CSF increased proportionally with the dosage on both days 3 and 29. Even at the lowest dose, PMN310 appeared present at over 100 times the concentration of the oligomers in the CNS. The half-life of PMN310 in CSF was approximately 25 days, which appears supportive of once per month dosing. We expect to present the full dataset at an upcoming medical meeting in the second half of 2024. A Phase 1b proof of concept trial in Alzheimer’s disease patients is expected to initiate in the second half of 2024. This randomized, placebo controlled, double blind clinical trial is expected to enroll 100 patients and will not only look at critical biomarkers and incidence of ARIA but will also extend for 12 months to enable us to measure important clinical endpoints.

●	In July 2024, we announced a Private Placement for gross proceeds of $30.3 million upfront with up to an additional $92.4 million tied to exercise of warrants, with certain of the warrants subject to shareholder approval, before deducting an estimated $2.5 million in placement agent fees and other offering costs. For more information on the Private Placement, refer to “Liquidity and Capital Resources.”

●	In June 2024, the manuscript titled “Seeding activity of human superoxide dismutase 1 aggregates in familial and sporadic amyotrophic lateral sclerosis postmortem neural tissues by real-time quaking-induced conversion” was published in the Acta Neuropathologica journal.

●	In June 2024, the manuscript titled “Amyloidogenic regions in beta-strands II and III modulate the aggregation and toxicity of SOD1 in living cells” was published in the Open Biology journal.

●	In July 2024, the poster titled “Novel approach to optimization of Alzheimer’s vaccine configuration for maximal targeting of toxic amyloid beta oligomers” was presented at AAIC 2024.

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

Six Months Ended June 30, 2024 and 2023

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses
Research and development	$3,749,599	$4,515,967	$(766,368)
General and administrative	2,640,758	3,354,588	(713,830)
Total operating expenses	6,390,357	7,870,555	(1,480,198)
Loss from operations	(6,390,357)	(7,870,555)	1,480,198
Other income (expense)	131,612	599,150	(467,538)
Net loss	$(6,258,745)	$(7,271,405)	$1,012,660

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
Direct research and development expenses by program
PMN310	$2,623,174	$2,603,786	$19,388
ALS	—	—	—
Platform and other programs	358,772	298,915	59,857
Indirect research and development expenses:
Employee salaries and benefits	699,829	734,842	(35,013)
Share-based compensation	7,625	78,018	(70,393)
Consulting expense	41,492	769,300	(727,808)
Other operating costs	18,707	31,106	(12,399)
Total research and development expenses	$3,749,599	$4,515,967	$(766,368)

Research and development expenses decreased by $0.8 million, or 17%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease is attributable to a $0.7 million decrease in consulting expenses as we focused resources primarily on the submission of the PMN310 IND application, which was completed in April 2023 and cleared in May 2023. Employee salaries and share-based compensation decreased by $0.1 million, offset by a $0.1 million increase in platform and other program costs.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
Employee salaries and benefits	$335,620	$421,933	$(86,313)
Share-based compensation	73,958	188,683	(114,725)
Professional and consulting fees	1,999,394	2,573,814	(574,420)
Patent expense	162,330	142,143	20,187
Facility-related and other	69,456	28,015	41,441
Total general and administrative expenses	$2,640,758	$3,354,588	$(713,830)

General and administrative expenses decreased by $0.7 million, or 21%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Employee salaries and share-based compensation costs decreased by $0.1 million. Professional and consulting fees decreased by $0.6 million.  Professional and consulting fees during the six months ended June 30, 2023 included one-time costs of $0.8 million related to expensing previously deferred financing costs after abandoning planned offerings.  Excluding one-time costs, professional and consulting fees were $1.8 million for the six months ended June 30, 2023, reflecting an increase in 2024 professional and consulting fees of $0.2 million. This was comprised of an increase of $0.4 million in legal costs, $0.1 million in investor relations and audit and tax fees, offset by a decrease of $0.1 million in insurance and other consulting costs.

Other (Expense) Income

Other income decreased by $0.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a decrease on the gain on change in fair value of financial instruments of $0.5 million.

Three Months Ended June 30, 2024 and 2023

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses
Research and development	$1,625,821	$1,005,715	$620,106
General and administrative	1,087,885	1,894,169	(806,284)
Total operating expenses	2,713,706	2,899,884	(186,178)
Loss from operations	(2,713,706)	(2,899,884)	186,178
Other income/(expense)	90,049	587,910	497,861
Net loss	$(2,623,657)	$(2,311,974)	$(311,683)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change
Direct research and development expenses by program
PMN310	$1,073,864	$219,155	$854,709
Platform and other programs	162,910	148,762	14,148
Indirect research and development expenses:
Employee salaries and benefits	353,525	365,004	(11,479)
Share-based compensation	3,812	39,109	(35,297)
Consulting expense	28,167	226,607	(198,440)
Other operating costs	3,543	7,078	(3,535)
Total research and development expenses	$1,625,821	$1,005,715	$620,106

Research and development expenses increased by $0.6 million, or 62%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase is attributable to a $0.9 million increase in direct research and development expenses related to PMN310 phase 1a clinical trial costs in the three months ended June 30, 2024, offset by a decrease of $0.2 million in consulting expenses.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change
Employee salaries and benefits	$164,498	$222,823	$(58,325)
Share-based compensation	14,186	95,082	(80,896)
Professional and consulting fees	746,908	1,630,132	(883,224)
Patent expense	104,668	44,219	60,449
Facility-related and other	57,625	(98,087)	155,712
Total general and administrative expenses	$1,087,885	$1,894,169	$(806,284)

General and administrative expenses decreased by $0.8 million, or 43%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Employee salaries and share-based compensation decreased by $0.1 million. Professional and consulting fees during the six months ended June 30, 2023 included one-time costs of $0.8 million related to expensing previously deferred financing costs after abandoning planned offerings. Excluding one-time costs, professional and consulting fees were $0.8 million for the six months ended June 30, 2023, representing a modest decrease of $0.1 million compared to $0.7 million in professional and consulting fees during the three months ended June 30, 2024, primarily driven by an increase of $0.2 million in legal and board costs, offset by a decrease of $0.1 million in insurance and other consulting costs. Facility-related and other costs increased by $0.2 million primarily due to realized foreign currency exchange gain impacts in the three months ended June 30, 2023.

Other Income (Expense)

Other income (expense) decreased by $0.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a decrease on the gain on change in fair value of financial instruments of $0.5 million.

Liquidity and Capital Resources

Sources of Liquidity

We are a development stage company as we have not generated revenues to date and do not expect to have significant revenues until we are able to sell a product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide funding, such as licensing fees, milestone payments, royalties, research funding or otherwise. Operations have been financed since inception, through the sale of equity and debt securities and the conversion of Common Share purchase warrants and share options. Our objectives, when managing capital, are to ensure there are sufficient funds available to carry out our research, development and eventual commercialization programs. When we have excess funds, we manage our liquidity risk by investing in highly liquid corporate and government bonds with staggered maturities to provide regular cash flow for current operations. We do not hold any asset-backed commercial paper and our cash is not subject to any external restrictions. We also manage liquidity risk by frequently monitoring actual and projected cash flows. The Board of Directors reviews and approves the Company’s operating and capital budgets, as well as any material transactions not in the ordinary course of business. The majority of our accounts payable and accrued liabilities have maturities of less than three months. We are dependent on our ability to generate revenues from our products or secure additional financing in order to continue our research and development activities and meet our ongoing obligations and existing liabilities. In May 2023, we entered into an agreement with a vendor, which provided for the option to defer payment on approximately $5.5 million of current accounts payable and accrued liabilities until March 31, 2024. We repaid the entirety of the $5.9 million outstanding in March 2024, which terminated the agreement.

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

On September 22, 2023, we filed a registration statement on Form S-3 (File No. 333-274658) with the SEC, which was declared effective on September 29, 2023 (Shelf Registration Statement), in relation to the registration of Common Shares, preferred shares, subscription receipts, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our Common Shares, debt securities or other equity securities in one or more offerings. On January 5, 2024, we entered into an At The Market Offering Agreement with BTIG, LLC to provide for the offering, issuance and sale of up to an aggregate amount of $25.0 million of our Common Shares from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. During the six months ended June 30, 2024, we sold 75,862 shares for net proceeds of approximately $0.2 million.

In July 2024, we completed a private placement for aggregate gross proceeds of $30.3 million to sell an aggregate of (a) 9,757,669 common share units (the “Common Share Units”) sold at $2.15 per Common Share Unit, each consisting of one Common Share and certain accompanying warrants to purchase Common Shares (Tranche A, B and C) and, for certain investors, (b) 4,371,027 pre-funded units (the “Pre-Funded Units” and together with the Common Share Units, the “Units”) sold at $2.14 per Pre-Funded Unit, each consisting of one Pre-Funded Warrant to purchase one Common Share  and certain accompanying warrants to purchase Common Shares (Tranche A, B and C).

The Pre-Funded Warrants have an exercise price of $0.01 per Warrant Share, are immediately exercisable and will expire when exercised in full. The Tranche A Common Share purchase warrants have an exercise price of $2.02, , are exercisable immediately upon Shareholder

Approval (as defined below) and will expire upon the earlier of (i) 18 months or (ii) within 60 days of the public announcement via press release or the filing of a Current Report on Form 8-K of 6-month data from the cohorts treated with multiple ascending doses of PMN310 . The Tranche B Common Share purchase warrants have an exercise price of $2.02, are exercisable immediately upon Shareholder Approval (as defined below) and will expire upon the earlier of (i) 30 months or (ii) within 60 days of the public announcement via press release or the filing of a Current Report on Form 8-K of 12-month data from the cohorts treated with multiple ascending doses of PMN310. The Tranche C Common Share purchase warrants have an exercise price of $2.50, are immediately exercisable and will expire July 31, 2029. . Pursuant to Nasdaq Listing Rule 5635(d), the exercise of the Tranche A and Tranche B Common Share purchase warrants is subject to shareholder approval (the “Shareholder Approval”). There is an additional $92.4 million available tied to exercise of warrants. Proceeds from the private placement are expected to be used to advance the clinical development of PMN310, our lead therapeutic candidate, as well as for working capital and other general corporate expenses.

Management believes that the net proceeds from the July 2024 private placement will provide sufficient cash, based on our current operating plan, to enable us to fund our operating expenses into 2026. We are subject to all the risks inherent in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

Future capital requirements will depend upon many factors, including the timing and extent of spending on research and development and market acceptance of our products, if approved for commercial sale. We will require additional funding to conduct future clinical activities. We expect to seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force delays, reduce or eliminate research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect future business prospects, and the ability to continue our operations.

Our sources of funding for both the three months ended June 30, 2024 and 2023 are further evaluated in the cash flow section below. We have no current indebtedness and no ongoing material financial commitments that may affect our liquidity over the next five years.

Future Funding Requirements

We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, that will occur. Until we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop our current and future product candidates and fund operations for the foreseeable future. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and studies and initiate additional clinical trials. We are subject to all the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

In order to complete the development of PMN310, PMN442, PMN267, or any future product candidates, we will require substantial additional capital. Accordingly, we expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation, voting or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all.

Our present and future funding requirements will depend on many factors, including the following:

• the scope, timing, progress, results, and costs of researching and developing PMN310, PMN442, PMN267, and conducting clinical trials, including larger and later-stage trials;

• the scope, timing, progress, results, and costs of preclinical studies and clinical trials for any other current and future programs;

• the time and costs involved in obtaining regulatory approval for our other pipeline product candidates and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of these product candidates;

• terms and timing of any acquisitions, collaborations or other arrangements;

• the cost and timing of attracting, hiring, and retaining skilled personnel to support our operations;

• the number of potential new products we identify and decide to develop;

• the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third party intellectual property rights; and

• the costs associated with operating as a public company.

A change in the outcome of any of these or other factors with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. In addition, we based projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
Net cash used in operating activities	$(11,795,957)	$(4,708,976)	$(7,086,981)
Net cash provided by financing activities	190,274	—	190,274
Effect of exchange rates on cash	—	55,840	(55,840)
Net increase (decrease) in cash	$(11,605,683)	$(4,653,136)	$(6,952,547)

Cash Flows from Operating Activities

Cash used in operating activities was $11.8 million for the six months ended June 30, 2024, which consisted of a net loss of $6.3 million, increased by a net change of $5.6 million in our operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a decrease of $5.8 million of accounts payable, including a repayment of $5.9 million on previously deferred accounts payable and a $0.3 million decrease in accrued liabilities, offset by a $0.6 million increase in prepaid expenses and other current assets.

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

Cash Flows from Investing Activities

There was no cash used in investing activities during the six months ended June 30, 2024 or 2023.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2024 was $0.2 million from the sale of Common Shares under the At The Market Offering Agreement.

There was no cash provided by financing activities during the six months ended June 30, 2023.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Share Equivalents as of June 30, 2024 was as follows:

Number of
Common
Share
Equivalents
Common Shares	18,961,116
Options issued and outstanding under stock option plan	1,087,493
Warrants	13,387,994
Series 2 Convertible Preferred Shares	1,166,667
Deferred share units	1,061
Total - June 30, 2024	34,604,331

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2023 and six months ended June 30, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Annual Report Form 10-K, as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for quarters, as applicable.  There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended June 30, 2024, no officer or director of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2024.

PROMIS NEUROSCIENCES INC.

Date: August 8, 2024	By:	/s/ Neil Warma
Neil Warma
Interim Chief Executive Officer
(interim principal executive officer)

Date: August 8, 2024	By:	/s/ Daniel Geffken
Daniel Geffken
Chief Financial Officer
(principal financial officer)