Form 10-Q
period 2024-09-30
ProMIS Neurosciences Inc.
filed 2024-11-14
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, the registrant had 32,689,190 Common Shares outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

●	the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing or collaboration agreements;
●	tax positions and contingencies;
●	research and development costs;
●	compensation and other selling, general and administrative expense;
●	foreign currency exchange risk;
●	estimated fair value of assets and liabilities; and impairment assessments;
●	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
●	our plans and investments in our portfolio as well as implementation of our corporate strategy;
●	the risk that the we will maintain sufficient liquidity to execute our business plan and our ability to continue as a going concern;
●	our expected use of proceeds from private or public offerings of our common shares or other common share equivalents, sales of our common shares in “at-the-market” offerings and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
●	the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions;
●	the expectations, development plans and anticipated timelines, including costs and timing of potential clinical trials, filings and approvals, of our products candidates and pipeline programs, including announcement of clinical data results, collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline product candidates, if approved;
●	the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;
●	our ability to finance our operations and business initiatives and obtain funding for such activities;
●	the direct and indirect impact of health crises on our business and operations, including expenses, reserves and allowances, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;

●	the impact of global financial, economic, political and health events, such as rising inflation, market volatility and fluctuating interest rates;
●	the potential impact of healthcare reform in the United States and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product candidates, if approved;
●	the impact of the continued uncertainty of the credit and economic conditions in certain countries and our collection of accounts receivable in such countries;
●	the risk that we become characterized as a passive foreign investment company;
●	our ability to prevent and successfully remediate any significant deficiencies or material weaknesses in internal controls over financial reporting;
●	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
●	the impact of new laws, including tax, regulatory requirements, judicial decisions and accounting standards.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Balance Sheets

(expressed in US dollars, except share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$21,536,898	$12,598,146
Short-term investments	32,358	32,358
Prepaid expenses and other current assets	2,941,279	988,641
Total current assets	24,510,535	13,619,145
Total assets	$24,510,535	$13,619,145
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,575,235	$7,843,136
Accrued liabilities	1,059,852	1,506,526
Total current liabilities	2,635,087	9,349,662
Share-based compensation liability	340,090	422,002
Warrant liability	14,262,138	94,185
Total liabilities	17,237,315	9,865,849

Commitments and contingencies
Shareholders' equity:
Series 2 Convertible Preferred Shares, no par value, unlimited shares authorized, 0 and 1,166,667 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common shares, no par value, unlimited shares authorized, 32,689,190 and 18,885,254 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	98,093,270	97,590,426
Accumulated other comprehensive loss	(371,184)	(371,184)
Accumulated deficit	(90,448,866)	(93,465,946)
Total shareholders' equity	7,273,220	3,753,296
Total liabilities and shareholders' equity	$24,510,535	$13,619,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(expressed in US dollars, except share amounts)

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$2,563,774	$1,142,160	$6,313,373	$5,658,127
General and administrative	1,870,903	1,375,380	4,511,660	4,729,969
Total operating expenses	4,434,677	2,517,540	10,825,033	10,388,096
Loss from operations	(4,434,677)	(2,517,540)	(10,825,033)	(10,388,096)

Other income (expense):
Change in fair value of financial instruments	16,969,126	119,019	17,014,080	683,568
Interest expense	—	(75,413)	(76,775)	(124,595)
Other income	235,912	113,286	399,344	197,070
Loss on issuance of common shares, warrants, and pre-funded warrants in July 2024 PIPE	(3,494,536)	—	(3,494,536)	—
Total other income (expense), net	13,710,502	156,892	13,842,113	756,043

Net income (loss)	9,275,825	(2,360,648)	3,017,080	(9,632,053)
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	(175,815)
Comprehensive income (loss)	$9,275,825	$(2,360,648)	$3,017,080	$(9,807,868)

Net income (loss) per share, basic	$0.31	$(0.19)	$0.13	$(0.98)
Net income (loss) per share, diluted	$0.31	$(0.19)	$0.13	$(0.98)

Weighted-average shares outstanding of common shares, basic	30,023,675	12,370,830	22,953,751	9,861,719
Weighted-average shares outstanding of common shares, diluted	30,067,095	12,370,830	23,676,104	9,861,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(expressed in US dollars, except share amounts)

(Unaudited)

								Accumulated
	Series 1 Convertible		Series 2 Convertible				Additional	Other
	Preferred Shares		Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, July 1, 2023	70,000,000	$—	—	$—	8,579,284	$—	$79,367,762	$(371,184)	$(87,524,869)	$(8,528,291)
Proceeds from the issuance of common stock, pre-funded warrants and accompanying common warrants in August 2023 PIPE, net of issuance costs of $2,738,558	—	—	—	—	9,945,970	—	17,745,200	—	—	17,745,200
Reclassification of USD denominated warrants from warrant liability to additional paid-in capital due to change in functional currency	—	—	—	—	—	—	1,287,400	—	—	1,287,400
Reclassification of CAD denominated warrants from additional paid-in capital to warrant liability due to change in functional currency	—	—	—	—	—	—	(396,375)	—	—	(396,375)
Reclassification of CAD equity-classified stock options to share-based compensation liability due to change in functional currency	—	—	—	—	—	—	(1,435,913)	—	—	(1,435,913)
Re-measurement of liability-classified CAD stock options as of September 30, 2023	—	—	—	—	—	—	443,516	—	—	443,516
Net loss	—	—	—	—	—	—	—	—	(2,360,648)	(2,360,648)
Balance, September 30, 2023	70,000,000	$—	—	$—	18,525,254	$—	$97,011,590	$(371,184)	$(89,885,517)	$6,754,889

						Accumulated
	Series 2 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, July 1, 2024	1,166,667	$—	18,961,116	$—	$97,818,797	$(371,184)	$(99,724,691)	$(2,277,078)
Share-based compensation expense	—	—	—	—	121,036	—	—	121,036
Conversion of Series 2 Convertible Preferred Shares	(1,166,667)	—	1,166,667	—	—	—	—	—
Issuance of Common Shares, pre-funded warrants and accompanying Common Share warrants in July 2024 PIPE, net of issuance costs of $2,645,487	—	—	9,757,669	—	—	—	—	—
Re-measurement of liability-classified CAD stock options as of September 30, 2024	—	—	—	—	125,398	—	—	125,398
Issuance of Common Shares from exercise of pre-funded warrants	—	—	2,803,738	—	28,039	—	—	28,039
Net income	—	—	—	—	—	—	9,275,825	9,275,825
Balance, September 30, 2024	—	$—	32,689,190	$—	$98,093,270	$(371,184)	$(90,448,866)	$7,273,220

								Accumulated
	Series 1 Convertible		Series 2 Convertible				Additional	Other
	Preferred Shares		Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2023	70,000,000	$—	—	$—	8,579,284	$—	$79,101,061	$(195,369)	$(80,253,464)	$(1,347,772)
Share-based compensation	—	—	—	—	—	—	266,701	—	—	266,701
Foreign currency translation	—	—	—	—	—	—	—	(175,815)	—	(175,815)
Proceeds from the issuance of common stock, pre-funded warrants and accompanying common warrants in August 2023 PIPE, net of issuance costs of $2,738,558	—	—	—	—	9,945,970	—	17,745,200	—	—	17,745,200
Reclassification of USD denominated warrants from warrant liability to additional paid-in capital due to change in functional currency	—	—	—	—	—	—	1,287,400	—	—	1,287,400
Reclassification of CAD denominated warrants from additional paid-in capital to warrant liability due to change in functional currency	—	—	—	—	—	—	(396,375)	—	—	(396,375)
Reclassification of CAD equity-classified stock options to share-based compensation liability due to change in functional currency	—	—	—	—	—	—	(1,435,913)	—	—	(1,435,913)
Re-measurement of liability-classified CAD stock options as of September 30, 2023	—	—	—	—	—	—	443,516	—	—	443,516
Net loss	—	—	—	—	—	—	—	—	(9,632,053)	(9,632,053)
Balance, September 30, 2023	70,000,000	$—	—	$—	18,525,254	$—	$97,011,590	$(371,184)	$(89,885,517)	$6,754,889

						Accumulated
	Series 2 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2024	1,166,667	$—	18,885,254	$—	$97,590,426	$(371,184)	$(93,465,946)	$3,753,296
Share-based compensation expense	—	—	—	—	202,619	—	—	202,619
Conversion of Series 2 Convertible Preferred Shares	(1,166,667)	—	1,166,667	—	—	—	—	—
Issuance of Common Shares from ATM Offering, net of issuance costs	—	—	75,862	—	190,274	—	—	190,274
Issuance of Common Shares, pre-funded warrants and accompanying Common Share warrants in July 2024 PIPE, net of issuance costs of $2,645,487	—	—	9,757,669	—	—	—	—	—
Re-measurement of liability-classified CAD stock options as of September 30, 2024	—	—	—	—	81,912	—	—	81,912
Issuance of Common Shares from exercise of pre-funded warrants	—	—	2,803,738	—	28,039	—	—	28,039
Net income	—	—	—	—	—	—	3,017,080	3,017,080
Balance, September 30, 2024	—	$—	32,689,190	$—	$98,093,270	$(371,184)	$(90,448,866)	$7,273,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(expressed in US dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$3,017,080	$(9,632,053)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	202,619	266,701
Foreign currency exchange gain	—	(2,632)
Loss on issuance of common shares, warrants, and pre-funded warrants in July 2024 PIPE	3,494,536	—
Change in fair value of financial instruments	(17,014,080)	(683,568)
Depreciation of property and equipment	—	322
Amortization of intangible assets	—	2,816
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,452,638)	38,897
Accounts payable	(6,267,901)	5,439,199
Accrued liabilities	(446,674)	(2,515,120)
Net cash used in operating activities	(18,467,058)	(7,085,438)
Cash flows from financing activities
Proceeds from issuance of Common Shares from ATM Offering, net of issuance costs	190,274	—
Proceeds from issuance of common shares, pre-funded warrants and accompanying common warrants from Private Placements, net of issuance costs	27,187,497	18,259,414
Proceeds from exercise of pre-funded warrants	28,039	—
Net cash provided by financing activities	27,405,810	18,259,414
Effect of exchange rates on cash	—	(181,425)
Net increase in cash	8,938,752	10,992,551

Cash at beginning of year	12,598,146	5,875,796
Cash at end of period	$21,536,898	$16,868,347

Noncash financing activities
Conversion of convertible debt and derivative liability to Series 1 Convertible Preferred Shares	$—	$5,600,000
Share issuance costs related to August 2023 PIPE included in accrued liabilities as of September 30, 2023	$—	$514,214
Reclassification of historical CAD denominated warrants from equity to liability	$—	$(396,375)
Reclassification of historical USD warrants from liability to equity	$—	$1,287,400
Subscription receivable from July 2024 PIPE	$500,000	$—
Decrease in share-based compensation liability on CAD denominated share options increasing additional paid-in-capital	$81,912	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$76,775	$124,595

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

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (the “OBCA”) (the “Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. The Company is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (US) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of September 30, 2024, ProMIS USA has had no material activity and has no material financial impact on the Company’s unaudited condensed consolidated financial statements.

The success of the Company is dependent on obtaining the necessary regulatory approvals of its product candidates, marketing its products, if approved, and achieving profitable operations. The continuation of the research and development activities and the commercialization of its products, if approved, are dependent on the Company’s ability to successfully complete these activities and to obtain additional financing through a combination of financing activities and operations. It is not possible to predict either the outcome of future research and development or commercialization programs, the Company’s ability to fund these programs and the corresponding impact on the Company’s ability to continue as a going concern.

Liquidity Risk

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues from its activities. In July 2024, the Company entered into a Unit Purchase Agreement with certain institutional and accredited investors to sell $30.3 million of Common Share Units and Pre-funded Warrant Units before deducting approximately $2.6 million of placement agent fees and offering costs as described further in the “July 2024 Private Placement” section in Note 6. However, the Company had an operating loss of $4.4 million and $10.8 million for the three and nine months ended September 30, 2024, respectively, and an accumulated deficit of $90.4 million as of September 30, 2024. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these unaudited condensed consolidated financial statements are issued. The Company will require additional funding to conduct future clinical activities. The Company will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could force delays, reduce or eliminate research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect future business prospects, and the ability to continue operations.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$32,358	$—	$—	$32,358
Total assets measured at fair value	$32,358	$—	$—	$32,358
Liabilities:
Share-based compensation liability	$—	$—	$340,090	$340,090
Warrant liability	$—	$—	$14,262,138	$14,262,138
Total liabilities measured at fair value	$—	$—	$14,602,228	$14,602,228

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$32,358	$—	$—	$32,358
Total assets measured at fair value	$32,358	$—	$—	$32,358
Liabilities:
Share-based compensation liability	$—	$—	$422,002	$422,002
Warrant liability	—	—	94,185	94,185
Total liabilities measured at fair value	$—	$—	$516,187	$516,187

No transfers between levels have occurred in either reporting period presented. Refer to Note 6 below for disclosures related to the warrant liability and Note 8 for disclosures related to share-based compensation liability.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2024	2023
Upfront research payments	$1,777,249	$146,851
Accrued interest and other receivables	130,283	78,637
Insurance	460,549	482,297
Consultants	—	21,535
License fees	60,208	30,472
Deferred financing costs	—	195,632
Financing subscription receivable	500,000	—
Miscellaneous	12,990	33,217
Total prepaid expenses and other current assets	$2,941,279	$988,641

5.	ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

Accrued liabilities consist of the following:

	September 30,	December 31,
	2024	2023
Legal	$69,510	$66,254
Deferred financing costs	—	99,883
Accounting	82,275	101,528
Research and development	578,383	691,908
Severance	172,550	518,704
Other	157,134	28,249
Accrued liabilities	$1,059,852	$1,506,526

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

The Company has authorized an unlimited number of both Common and Preferred Shares. As of September 30, 2024 and December 31, 2023, the Company had 32,689,190 and 18,885,254 issued and outstanding Common Shares, respectively, and 0 and 1,166,667 issued and outstanding Series 2 Convertible Preferred Shares, respectively. The Common Shares and Series 2 Convertible Preferred Shares have no par value.

Common Shares reserved for future issuance consists of the following:

	September 30,	December 31,
	2024	2023
Warrants	57,341,371	13,595,987
Series 2 Convertible Preferred Shares	—	1,166,667
Options issued and outstanding under stock option plan	1,087,493	898,262
Deferred Share Units granted	1,061	1,061
Common Shares available for grant under stock option plan	5,450,345	471,843
Total Common Shares reserved for future issuance	63,880,270	16,133,820

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

Series 2 Convertible Preferred Shares

In November 2023, the directors of the Company authorized the issuance of an unlimited number of Series 2 Convertible Preferred Shares (“Series 2 Shares”). In December 2023, the Company entered into an agreement with the Series 1 Shareholders to exchange all 70,000,000 outstanding Series 1 Shares for 1,166,667 Series 2 Shares (an equivalent number of as-converted Common Shares). As described further in the “Mandatory Conversion” section below, all 1,166,667 Series 2 Shares converted into an equivalent number of Common Shares in July 2024.

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

Mandatory Conversion

All outstanding Series 2 Shares shall automatically convert into Common Shares, at the effective conversion rate upon the closing of one singular financing, including a financing with multiple tranches in which any subsequent tranches are closed within 18 months of the initial closing, which results in at least a single sale, executable in one or more tranches, of equity securities resulting in at least $14.0 million of cumulative gross proceeds to the Company.

The July 2024 PIPE (defined below) qualified as a mandatory conversion event for the Series 2 Shares, whereby all 1,166,667 outstanding Series 2 Shares converted into 1,166,667 fully paid non-assessable Common Shares upon the closing of the transaction. Following the mandatory conversion event, there were no outstanding Series 2 Shares.

Equity Transactions

Functional Currency Change

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

As result of the reassessment the Company determined that 687,591 C$ warrants, originally issued in financing transactions between 2018 and 2020, which were previously classified in permanent equity no longer met the criteria for equity classification.  The C$ warrants were remeasured as of July 1, 2023. The C$ warrants have exercise prices between C$12.00 and C$18.00 and expire between November 2024 and November 2025. The C$ warrants liability was re-measured at December 31, 2023 to a fair value of $94,185. The C$ warrants liability was re-measured at September 30, 2024 to a fair value of $20,411, with the change in fair value of $73,774 reported in other income in the accompanying unaudited condensed consolidated statement of operations and comprehensive income (loss).

The weighted-average values of the significant assumptions used in the Black Scholes valuation of the C$ warrants as of December 31, 2023 included volatility of 131.5%, a risk-free rate of 3.88%, exercise price of C$10.80 and an expected term of 1.7 years. The weighted-average values of the significant assumptions used in the Black Scholes valuation of the C$ warrants as of September 30, 2024 included volatility of 108.9%, a risk-free rate of 2.91%, exercise price of C$12.00 and an expected term of 1.2 years.

July 2024 Private Placement

On July 26, 2024, the Company entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) to raise $30,332,984 in aggregate gross proceeds for the Company (the “July 2024 PIPE”) before deducting $2,645,487 in placement agent fees and other expenses. As of September 30, 2024, the Company had received gross proceeds of $29,832,984 and recorded a subscription receivable for the remaining unfunded $500,000 in Prepaid expenses and other current assets in the unaudited condensed consolidated balance sheet. The Company received $250,000 of the remaining outstanding balance in November 2024.

Pursuant to the terms of the Unit Purchase Agreement, the Company agreed to sell to PIPE Investors in the Offering, an aggregate of (x) 9,757,669 common share units (the “Common Share Units”), each consisting of (i) one Common Share, (ii) one Tranche A Common Share purchase warrant to purchase one Common Share, (iii) one Tranche B Common Share purchase warrant to purchase one Common Share and (iv) one Tranche C Common Share purchase warrant to purchase one Common Share (each, a “Warrant”, collectively, the “Warrants”) and, for certain investors, (y) 4,371,027 pre-funded units (the “Pre-Funded Units” and together with the Common Share Units, the “Units”), each consisting of (i) one Pre-Funded Warrant to purchase one Common Share (each, a “Pre-Funded Warrant”, collectively, the “Pre-Funded Warrants”, and the Common Shares issuable upon exercise of the Warrants and the Pre-Funded Warrants, the “Warrant Shares”), (ii) one Tranche A Common Share purchase warrant to purchase one Common Share, (iii) one Tranche B Common Share purchase warrant to purchase one Common Share and (iv) one Tranche C Common Share purchase warrant to purchase one Common Share.

The purchase price for each Common Share Unit was $2.15 per Common Share Unit, and the purchase price for each Pre-Funded Unit was $2.14 per Pre-Funded Unit. The Pre-Funded Warrants have an exercise price of $0.01 per Warrant Share, are immediately exercisable and will expire when exercised in full. The Tranche A Common Share purchase warrants have an exercise price of $2.02, for aggregate gross proceeds of up to $28.5 million, are exercisable immediately upon Shareholder Approval (as defined below) and will expire upon the earlier of (i) 18 months or (ii) within 60 days of the Tranche A Milestone Event (as defined below). The Tranche B Common Share purchase warrants have an exercise price of $2.02, for aggregate gross proceeds of up to $28.5 million, are exercisable immediately upon Shareholder Approval (as defined below) and will expire upon the earlier of (i) 30 months or (ii) within 60 days of the Tranche B Milestone Event (as defined below). The Tranche C Common Share purchase warrants have an exercise price of $2.50, for aggregate gross proceeds of up to $35.3 million, are immediately exercisable and will expire on July 31, 2029. For purposes of the foregoing, “Tranche A Milestone Event” means the public announcement via press release or the filing of a Current Report on Form 8-K of 6-month data from the cohorts treated with multiple ascending doses of PMN310, and “Tranche B Milestone Event” means the public announcement via press release or the filing of a Current Report on Form 8-K of 12-month data from the cohorts treated with multiple ascending doses of PMN310. Pursuant to Nasdaq Listing Rule 5635(d), the exercise of the Tranche A and Tranche B Common Share purchase warrants is subject to shareholder approval (the “Shareholder Approval”). The Company agreed to convene a shareholders’ meeting, or otherwise obtain written Shareholder Approval, on or before 90 days following the Closing Date, to obtain such approval.

Shareholder Approval for the Tranche A and B Warrants (“AB Warrants”) was obtained during the Special Meeting of Shareholder held on October 23, 2024.

The AB Warrants were classified as liabilities and recorded at fair value utilizing level 3 inputs at issuance due to the requirement for Shareholder Approval. Under the applicable accounting guidance, the requirement for Shareholder Approval precludes a financial instrument from equity classification, as it cannot be considered indexed to the Company's own stock.  The preclusion is because of the potential of the settlement amount differing than a fixed for fixed option on the Company's shares. The fair value of the AB Warrants at issuance was determined to be $31,182,033, calculated using a Black Scholes calculation on July 26, 2024 with the following weighted average assumptions: share price of $2.02, the most currently available Nasdaq Official Closing Price for the Company’s Common Shares when the Company entered into the purchase agreements, exercise price of $2.02 volatility of 102.5%, risk-free rate of 4.34%, and a term of 2.1 years. The fair value of the AB Warrants at September 30, 2024 was determined to be $14,241,725, calculated using a Black Scholes calculation with the following weighted average assumptions: volatility of 102.3%, share price of $1.25, exercise price of $2.02, risk-free rate of 3.70%, and a term of 1.9 years.

The Company incurred offering costs totaling $2,645,487 that consisted of placement agent fees and direct incremental legal, advisory, accounting and filing fees relating to the July 2024 PIPE, resulting in net cash proceeds of $27,687,497. The value of the AB Warrants exceeded the net proceeds received. As a result, the entire proceeds and offering costs were allocated to the AB Warrant liability, and also resulted in a loss on issuance of common shares of $3,494,536, which was recorded in Other Income (Expense) in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

A summary of warrant liability activity for the nine-month period ended September 30, 2024 is as follows:

September 30,
2024
Balance at December 31, 2023	$94,185
July 2024 PIPE AB Warrant liability at issuance	31,182,033
Change in fair value of warrant liability	(17,014,080)
Balance at September 30, 2024	$14,262,138

A summary of warrant liability activity for the year ended December 31, 2023 is as follows:

December 31,
2023
Balance at December 31, 2022	$1,859,374
Change in fair value of the warrant liability	(564,548)
Foreign exchange loss	(7,426)
Fair value of US$ warrant liability as of June 30, 2023	1,287,400
Fair value of previously liability-classified US$ warrants reclassified to additional paid-in-capital as of July 1, 2023	(1,287,400)
Fair value of previously equity-classified C$ warrants reclassified to warrant liability as of July 1, 2023	396,375
Change in fair value of C$ warrant liability	(302,190)
Balance at December 31, 2023	$94,185

At-the-Market Offering (ATM)

In September 2023, the Company filed a shelf registration statement with the SEC. In conjunction with the shelf registration, the Company entered into an ATM agreement in January 2024 to offer up to $25.0 million of the Company’s Common Shares. During the three and nine months ended September 30, 2024, the Company sold 0 and 75,862 Common Shares for net proceeds of $0 and $190,274, respectively, after deducting sales commissions.

7.	WARRANTS

As of September 30, 2024, outstanding Common Share warrants and exercise prices related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
C$18.00	150,818	November 2024
C$18.00	49,167	December 2024
C$12.00	279,613	November 2025
US$12.60	524,088	August 2026
US$9.60	146,744	August 2026
US$7.50	345,938	April 2028
US$6.10	69,188	April 2028
US$1.75	11,227,714	February 2029
US$2.02	14,128,696	January 2026
US$2.02	14,128,696	January 2027
US$2.50	14,128,696	July 2029
US$0.01	2,162,013	None
	57,341,371

In January 2024, 139,659 warrants with an exercise price of C$28.80 expired without being exercised. In June 2024, 68,334 warrants with an exercise price of C$18.00 expired without being exercised. 2,803,738 pre-funded warrants were exercised during the three and nine months ended September 30, 2024.

8.	SHARE-BASED COMPENSATION

2015 Stock Option Plan

The Company maintains the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. In June 2015, the 2015 Option Plan was amended from a fixed option plan to a rolling share option plan pursuant to which the Company is authorized to grant options of up to 20% of its issued and outstanding Common Shares. Share options granted vest at various rates and have a term not exceeding ten years. As of September 30, 2024 and December 31, 2023, the Company had 5,450,345 and 471,843 options available for grant under the 2015 Option Plan, respectively. Share options under the 2015 Option Plan are granted in either US$ or C$. Upon the change in the Company’s functional currency, effective July 1, 2023, C$ share options previously classified as equity were reclassified as liabilities. All grants following the Company’s change in functional currency are in US$.

Canadian Dollar Share Options

The following table summarizes the C$ share options outstanding under the 2015 Option Plan for the nine months ended September 30, 2024. All amounts are denominated in C$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of December 31, 2023	898,262	$7.58	6.5	$—
Expired	(79,769)	9.16
Outstanding as of September 30, 2024	818,493	7.43	6.6	—
Vested and exercisable as of September 30, 2024	757,541	$7.37	6.6	$—

The aggregate intrinsic value of options outstanding and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares when the exercise price is below fair value.  There were no C$ options exercised or granted during the nine months ended September 30, 2024.

Upon the change in the Company’s functional currency effective July 1, 2023 C$ share options previously classified as equity were reclassified as liabilities. The C$ options were re-measured as of December 31, 2023 and had a fair value of $422,002. The C$ options were re-measured as of September 30, 2024 and had a fair value of $340,090, resulting in a decrease to the fair value of the liability and an increase to additional paid-in-capital of $81,912.

A summary of share-based compensation liability activity for the nine-month period ended September 30, 2024 is as follows:

September 30,
2024
Balance at December 31, 2023	$422,002
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(81,912)
Balance at September 30, 2024	$340,090

A summary of share-based compensation liability activity for the year ended December 31, 2023 is as follows:

December 31,
2023
Balance at December 31, 2022	$—
Share-based compensation liability of C$ options at reclassification on change in functional currency	1,768,515
Reduction in share-based compensation expense due to decrease in fair value of share-based compensation liability	(332,603)
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(1,013,910)
Balance at December 31, 2023	$422,002

The following table summarizes the weighted average of significant assumptions used to calculate the fair value of C$ share options outstanding and exercisable as of September 30, 2024 and December 31, 2023:

	Nine Months Ended
	September 30,
	2024
Weighted average fair value of C$ Options	C$	0.45
Expected volatility		101.2%
Risk-free interest rate		3.66%
Expected dividend yield		—%
Expected term (years)		6.6

Expected volatility is based on historical volatility of the Company’s Common Shares over the expected life of the option, as the Company’s options are not readily tradable.

US Dollar Share Options

The following table summarizes the US$ share options outstanding under the 2015 Option Plan for the nine months ended September 30, 2024. All amounts are denominated in US$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of December 31, 2023	69,000	$1.87		$—
Granted	200,000	1.17		16,000
Outstanding as of September 30, 2024	269,000	1.35	9.2	16,000
Vested and exercisable as of September 30, 2024	200,000	$1.17	9.3	$16,000

During the nine months ended September 30, 2024, the Company granted US$ share options with a grant date fair value of $182,820. During the nine months ended September 30, 2024 there were no US$ share options exercised.

The fair value of the US$ share options granted was estimated using Black Scholes with the following assumptions:

Nine Months Ended
September 30, 2024
Weighted average fair value of US$ Options	$0.91
Expected volatility	98.6%
Risk-free interest rate	3.90%
Expected dividend yield	—%
Expected term (years)	5.8

Share-based Compensation

The following table summarizes total share-based compensation included in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$3,853	$39,109	$11,478	$78,018
General and administrative	117,183	95,082	191,141	188,683
Total share-based compensation	$121,036	$134,191	$202,619	$266,701

As of September 30, 2024, there was $53,112 of unrecognized share-based compensation liability related to C$ options outstanding but unvested, which is expected to be recognized over weighted-average remaining service period of 1.3 years. There was $81,149 of unrecognized share-based compensation expense related to US$ options outstanding but unvested, which is expected to be recognized over the remaining service period of 3.1 years.

9.	RELATED PARTY TRANSACTIONS

UBC Collaborative Research Agreement

In April 2016, the Company entered into a collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In January 2022, the UBC CRA was amended to extend the project for an additional three years, and funding was increased to an aggregate total of C$5,030,000. This amendment, along with the November 2021 amendment extends the project for an additional three years, effective January 1, 2022. During the nine months ended September 30, 2024 and 2023, the Company made cash payments of $443,260 and $296,590 and incurred costs of $446,860 and $444,730, respectively, which are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

Neil Warma Milestone Award

Following the completion of the July 2024 PIPE, in accordance with certain milestones in Mr. Neil Warma’s employment agreement, the Company’s Board of Directors awarded Mr. Warma a one-time cash bonus of $400,000 and the remaining unvested options under Mr. Warma’s January 2024 option grant of 200,000 options became fully vested.

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

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement.  The Company made annual license payments of C$25,000 during the nine months ended September 30, 2024 and 2023. Through September 30, 2024, no accruals for royalty payments have been made.

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

11.	NET INCOME (LOSS) PER SHARE

Basic net earnings per share applicable to common stockholders is calculated by dividing net earnings applicable to common shareholders by the weighted average shares outstanding during the period, without consideration for common share equivalents. Diluted net earnings per share applicable to common shareholders is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the calculation of dilutive net income (loss) per share applicable to common shareholders, stock options, and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share applicable to common shareholders when their effect would be anti-dilutive or would not add additional Common Shares to the denominator of the calculation due to being out-of-the-money.

As of September 30, 2024, 2,162,013 Pre-Funded Warrants to purchase common shares for little to no consideration, issued in connection with the August 2023 PIPE and July 2024 PIPE, were included in both the basic and diluted net income (loss) per share calculation. The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$9,275,825	$(2,360,648)	$3,017,080	$(9,632,053)
Denominator:
Basic weighted-average common shares outstanding	30,023,675	12,370,830	22,953,751	9,861,719
Effect of potentially dilutive securities:
Warrants	—	—	696,070	—
Stock options	43,420	—	26,283	—
Diluted weighted-average common shares outstanding	30,067,095	12,370,830	23,676,104	9,861,719

Basic net income (loss) per share attributable to common shareholders	$0.31	$(0.19)	$0.13	$(0.98)
Diluted net income (loss) per share attributable to common shareholders	$0.31	$(0.19)	$0.13	$(0.98)

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Options issued and outstanding under stock option plan	1,087,493	1,041,492	651,030	1,041,492
Warrants	56,746,647	13,955,897	45,518,933	13,955,897
Series 1 Convertible Preferred Shares	—	1,166,667	—	1,166,667
Deferred Share Units	1,061	1,061	1,061	1,061
Total	57,835,201	16,165,117	46,171,024	16,165,117

12.	SUBSEQUENT EVENTS

Neil Warma Employment Agreement

In October 2024, in connection with Mr. Neil Warma’s appointment to the role of CEO, he entered into an employment agreement with the Company (the “CEO Employment Agreement”) providing for an annual base salary of $500,000 and annual discretionary bonus with a target of 50% of his base salary. Mr. Warma was also provided (i) severance in the amount of 12-months’ salary, a pro-rated annual bonus at target, acceleration of time-based stock options and standard continuing benefits in connection with a termination without cause and (ii) severance in the amount of the sum of 18-months’ salary and a pro-rated annual bonus at target, acceleration of time-based stock options and standard continuing benefits in connection with a change in control of the Company.

In connection with his appointment, Mr. Warma was also granted (i) an option to purchase 1,144,122 of the Company’s common shares (the “Initial Award”) and (ii) an option to purchase 490,338 of the Company’s common shares (the “Performance Award”). Per the Company’s 2015 Stock Option Plan, the exercise price of each of the Initial Award and the Performance Award is $1.15 per share, the 5-day volume-weighted average price (“VWAP”) as of October 8, 2024. The Initial Award is 25% vested upon grant with the remaining shares vesting ratably over thirty-six months.  The Performance Award shall vest 25% on the date that the 10-day VWAP of the Company’s common shares on the Nasdaq Capital Market exceeds three times the exercise price, with the remainder vesting ratably over the following thirty-six months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of November 13, 2024  for the three and nine months ended September 30, 2024 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 and 2022 included in the Company’s Annual Report on Form 10-K and the unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2024 and 2023 included in this Quarterly Report on Form 10-Q (collectively, the “Financial Statements”), which have been prepared by management in accordance with GAAP as issued by the FASB. All dollar amounts refer to United States dollars, except as stated otherwise.

Overview

We are applying our patented technology platform to build a portfolio of antibody therapies and therapeutic vaccines in neurodegenerative diseases and other protein-misfolding diseases, with a focus on Alzheimer’s disease (“AD”), multiple system atrophy (“MSA”), and amyotrophic lateral sclerosis (ALS). We believe these diseases share a common biologic cause — misfolded versions of proteins, that otherwise perform a normal function, becoming toxic and killing neurons, resulting in disease. ProMIS’ technology platform enables drug discovery through a combination of protein biology, physics and supercomputing. We believe this platform provides a potential advantage in selectively targeting the toxic misfolded proteins with therapeutics or detecting them with diagnostics.

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

We were incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, we continued our existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (the “OBCA”) (the “Continuance”). The Continuance was approved by our shareholders at our 2023 Annual Meeting of Shareholders held on June 29, 2023. We have a wholly-owned U.S. subsidiary, ProMIS USA, which was incorporated in January 2016 in the State of Delaware. ProMIS USA has had no material activity and has no material financial impact on our Financial Statements. Since our inception, we have devoted substantially all of our resources to developing our platform technologies and the resultant antibody product candidates, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We have principally financed our operations through public and private placements of Common Shares and warrants and convertible debt.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual licensing and/or commercialization of our product candidates and any future product candidates. We had an operating loss of $4.4 million and $10.8 million for the three and nine months ended September 30, 2024, respectively, and $10.4 million and $2.5 million for the nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $90.4 million. We expect to continue to incur net losses for the foreseeable future and, if able to raise additional funding, would expect our research and development expenses, general and administrative expenses and capital expenditures to increase. In particular, if we are able to raise additional funding, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as initiate clinical trials, hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a clinical-stage public company. In addition, if we obtain marketing approval for any product candidates, we may incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses should we in-license or acquire additional product candidates.

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

We expect that our cash of $21.5 million as of September 30, 2024 will not be sufficient to fund the Company’s operating expenses for at least 12 months from the date these Financial Statements were issued. This raises substantial about regarding our ability to continue as a going concern. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources.”

Program Updates

ProMIS lead program PMN310: Potential Next Generation Therapy for Alzheimer’s Disease

PMN310, a monoclonal antibody selective for toxic amyloid-beta oligomers in AD, is our lead product candidate. In 2024, we made significant progress on the program elements.

A first-in-human Phase 1a clinical trial of PMN310 was initiated in November 2023. The study was a double-blind single ascending dose (“SAD”) study in 40 healthy volunteers. Enrollment of the 5 SAD cohorts (2.5, 5, 10, 20, 40 mg/kg) was completed in May 2024. Topline data from the first 4 cohorts were released in July 2024 and results on all 5 cohorts were presented at the Clinical Trials on Alzheimer’s Disease (“CTAD”) conference in October 2024. Across the entire dosing range, plasma concentrations of PMN310 were linearly dose proportional as were total exposure (AUC 0-∞) and maximum concentration (Cmax). Cerebrospinal fluid (“CSF”) concentrations of PMN310 were linearly dose-dependent and 100-600 times the estimated CSF molar concentration of Aβ oligomers. The plasma half-life (t ½) was approximately 17.5 days and the CSF t ½ was approximately 27 days. These results indicate that PMN310 crossed the blood brain barrier in a dose-dependent manner with kinetics suggesting that monthly dosing will potentially provide levels of PMN310 adequate for target engagement in AD patients.

A Phase 1b proof of concept trial in AD patients is expected to initiate in the fourth quarter of 2024. This randomized, placebo controlled, double blind clinical trial is expected to enroll 100 patients and will not only look at critical biomarkers and incidence of ARIA but will also extend for 12 months to enable us to measure important clinical cognition endpoints.

Expenditures for PMN310 in the three months ended September 30, 2024 were approximately $1.9 million, not including allocations of senior management time.

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

Multiple system atrophy (MSA) – PMN442

ProMIS has selected a novel monoclonal antibody (“PMN442”) as a lead candidate for MSA based on its selective binding and protective activity against pathogenic forms of alpha-synuclein. PMN442 has been humanized in a human IgG1 framework and is ready to progress to IND-enabling studies, subject to availability of sufficient resources.

Other key projects

We continue to progress with other key projects, in addition to our top priorities PMN310, PMN267, and PMN442. With respect to the amyloid vaccine program, mouse studies have provided data guiding the development of an AD vaccine against toxic Aβ oligomers leading to the selection of a lead candidate consisting of a dominant conformational peptide epitope conjugated to a carrier protein in formulation with an adjuvant. Similarly, mouse vaccination studies with a-syn vaccine candidates utilizing our peptide antigens to target pathogenic a-syn enabled the selection of our lead vaccine candidate, PMN400, against multiple synucleinopathies including MSA, Parkinson’s disease and Lewy body dementia.  Assessment of the protective activity of the vaccine in mouse models of synucleinopathies is ongoing.

Our proprietary technology employs algorithmic prediction of protein misfolding to identify disease-specific epitopes (DSEs) to which selective antibodies can be raised.  An effort is underway to update the algorithms with machine learning capabilities to accelerate our ability to identify and patent DSEs and antibodies, across neurodegenerative diseases as well as other therapeutic areas.

Recent Corporate Highlights

●	In July 2024, we announced a private placement for gross proceeds of $30.3 million upfront with up to an additional $92.4 million of additional proceeds possible if warrants granted are exercised by warrant holders, with the ability to exercise certain of the warrants subject to shareholder approval, before deducting an estimated $2.6 million in placement agent fees and other offering costs. Shareholder approval was obtained in October 2024. For more information on the private placement, refer to “Liquidity and Capital Resources.”

●	In July 2024, a poster on our AD vaccine work entitled “Novel approach to optimization of Alzheimer’s vaccine configuration for maximal targeting of toxic amyloid-beta oligomers” was presented by Dr. Larry Altsteil at the Alzheimer’s Association Internation Conference (AAIC) in Philadelphia, PA.

●	In August 2024, we announced two journal publications on the pathogenic role of SOD1 aggregates in ALS: One paper in Acta Neuropathologica titled, “Seeding activity of human superoxide dismutase 1 aggregates in familial and sporadic amyotrophic lateral sclerosis postmortem neural tissues by real-time quaking-induced conversion,” and another publication in the online journal Open Biology titled, “Amyloidogenic regions in beta-strands II and III modulate the aggregation and toxicity of SOD1 in living cells.”

●	In September 2024, Dr. Johanne Kaplan gave a virtual presentation entitled “Distinguishing between Ab-directed antibodies: Ability of PMN310 to target toxic oligomers despite competing species” at the hybrid International Conference on Cognitive and Behavioral Neurosciences held in Lisbon, Portugal.

●	In October 2024, Dr. Larry Altstiel presented a poster on positive data from the PMN310 Phase 1a clinical trial at the CTAD conference held in Madrid, Spain.

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

Other (Expense) Income

Other (expense) income consists primarily of interest expense on deferred accounts payable with a vendor, changes in the fair value of our financial instruments, interest income and a loss on the issuance of Common Shares, warrants and pre-funded warrants in the 2024 Private Placement.

Nine Months Ended September 30, 2024 and 2023

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses
Research and development	$6,313,373	$5,658,127	$655,246
General and administrative	4,511,660	4,729,969	(218,309)
Total operating expenses	10,825,033	10,388,096	436,937
Loss from operations	(10,825,033)	(10,388,096)	(436,937)
Other income (expense)	13,842,113	756,043	13,086,070
Net income (loss)	$3,017,080	$(9,632,053)	$12,649,133

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
Direct research and development expenses by program
PMN310	$4,537,978	$3,144,784	$1,393,194
ALS	—	—	—
Platform and other programs	526,265	466,793	59,472
Indirect research and development expenses:
Employee salaries and benefits	1,139,223	1,088,562	50,661
Share-based compensation	11,478	78,018	(66,540)
Consulting expense	69,771	807,551	(737,780)
Other operating costs	28,658	72,419	(43,761)
Total research and development expenses	$6,313,373	$5,658,127	$655,246

Research and development expenses increased by $0.7 million, or 12%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase is attributable to a $1.4 million increase in PMN310 direct costs as we progressed our Phase 1a clinical trial during 2024. Consulting costs decreased $0.7 million due to 2023 costs incurred from the preparation and submission of the PMN310 IND application, which was completed in April 2023 and cleared in May 2023.  Expenditures on employee salaries and benefits and on the platform and other programs each increased by $0.1 million, offset by a decrease of $0.1 million in share-based compensation costs.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
Employee salaries and benefits	$795,284	$629,864	$165,420
Share-based compensation	191,141	188,683	2,458
Professional and consulting fees	3,138,770	3,568,384	(429,614)
Patent expense	248,348	184,341	64,007
Facility-related and other	138,117	158,697	(20,580)
Total general and administrative expenses	$4,511,660	$4,729,969	$(218,309)

General and administrative expenses decreased by $0.2 million, or 5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Employee salaries and share-based compensation costs increased by $0.2 million. Professional and consulting fees decreased by $0.4 million.  Professional and consulting fees during the nine months ended September 30, 2023 included one-time costs of $0.8 million related to expensing previously deferred financing costs after abandoning planned offerings.  Professional and consulting expenses regarding regular recurring costs were $2.7 million for the nine months ended September 30, 2023, reflecting an increase in 2024 professional and consulting fees of $0.4 million. This was comprised of an increase of $0.6 million in legal costs, $0.1 million in investor relations and audit and tax fees, offset by a decrease of $0.3 million in insurance and other consulting costs. Patent expenses increased by $0.1 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Other Income (Expense)

Other income increased by $13.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to an increase in the gain on change in fair value of financial instruments of $16.3 million and an increase in interest income of $0.2 million, offset by a 2024 loss on the issuance of Common Shares, warrants and pre-funded warrants in our July 2024 PIPE of $3.5 million.

Three Months Ended September 30, 2024 and 2023

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses
Research and development	$2,563,774	$1,142,160	$1,421,614
General and administrative	1,870,903	1,375,380	495,523
Total operating expenses	4,434,677	2,517,540	1,917,137
Loss from operations	(4,434,677)	(2,517,540)	(1,917,137)
Other income/(expense)	13,710,502	156,892	(13,553,610)
Net income (loss)	$9,275,825	$(2,360,648)	$11,636,473

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change
Direct research and development expenses by program
PMN310	$1,914,804	$540,998	$1,373,806
Platform and other programs	167,493	167,878	(385)
Indirect research and development expenses:
Employee salaries and benefits	439,394	353,720	85,674
Share-based compensation	3,854	—	3,854
Consulting expense	28,279	38,251	(9,972)
Other operating costs	9,950	41,313	(31,363)
Total research and development expenses	$2,563,774	$1,142,160	$1,421,614

Research and development expenses increased by $1.4 million, or 124%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase is attributable to a $1.4 million increase in direct research and development expenses related to PMN310 phase 1a and phase 1b clinical trial costs in the three months ended September 30, 2024.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change
Employee salaries and benefits	$459,664	$207,931	$251,733
Share-based compensation	117,183	—	117,183
Professional and consulting fees	1,139,376	994,570	144,806
Patent expense	86,018	42,198	43,820
Facility-related and other	68,662	130,681	(62,019)
Total general and administrative expenses	$1,870,903	$1,375,380	$495,523

General and administrative expenses increased by $0.5 million, or 36%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Employee salaries and share-based compensation increased by $0.3 million, primarily due to a one-time bonus awarded to our CEO, Neil Warma, following our July 2024 PIPE. Professional and consulting fees increased by $0.1 million, primarily driven by an increase of $0.2 million in legal costs and $0.1 million in contractor and business development costs, offset by a decrease of $0.2 million in shareholder and investor relations costs. Facility-related and other costs decreased by $0.1 million.

Other Income (Expense)

Other income increased by $13.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to an increase in the gain on change in fair value of financial instruments of $16.9 million and an increase in interest income of $0.1 million, offset by a 2024 loss on the issuance of Common Shares, warrants and pre-funded warrants in our July 2024 PIPE of $3.5 million and a decrease in interest expense of $0.1 million.

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

In August 2023, we completed a private placement of 9,945,969 Common Shares and, in lieu of Common Shares, 954,725 pre-funded warrants, each attached to a Common Share warrant exercisable at a price of $1.75 for gross proceeds of $20.4 million before deducting issuance costs of $2.7 million (the “August 2023 PIPE”). Proceeds from the private placement are being used to advance the clinical development of PMN310, ProMIS’ lead therapeutic candidate, as well as for working capital and other general corporate expenses.

On September 22, 2023, we filed a registration statement on Form S-3 (File No. 333-274658) with the SEC, which was declared effective on September 29, 2023 (Shelf Registration Statement), in relation to the registration of Common Shares, preferred shares, subscription receipts, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our Common Shares, debt securities or other equity securities in one or more offerings. On January 5, 2024, we entered into an At The Market Offering Agreement with BTIG, LLC to provide for the offering, issuance and sale of up to an aggregate amount of $25.0 million of our Common Shares from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. During the nine months ended September 30, 2024, we sold 75,862 shares for net proceeds of approximately $0.2 million.

In July 2024, we completed a private placement for aggregate gross proceeds of $30.3 million to sell an aggregate of (a) 9,757,669 common share units (the “Common Share Units”) sold at $2.15 per Common Share Unit, each consisting of one Common Share and certain accompanying warrants to purchase Common Shares (Tranche A, B and C) and, for certain investors, (b) 4,371,027 pre-funded units (the “Pre-Funded Units” and together with the Common Share Units, the “Units”) sold at $2.14 per Pre-Funded Unit, each consisting of one Pre-Funded Warrant to purchase one Common Share  and certain accompanying warrants to purchase Common Shares (Tranche A, B and C), totaling 14,128,696 each of Tranche A, B and C Warrants.

The Pre-Funded Warrants have an exercise price of $0.01 per Warrant Share, are immediately exercisable and will expire when exercised in full. The Tranche A Common Share purchase warrants have an exercise price of $2.02, , are exercisable immediately upon Shareholder Approval (as defined below) and will expire upon the earlier of (i) 18 months or (ii) within 60 days of the public announcement via press release or the filing of a Current Report on Form 8-K of 6-month data from the cohorts treated with multiple ascending doses of PMN310. The Tranche B Common Share purchase warrants have an exercise price of $2.02, are exercisable immediately upon Shareholder Approval (as defined below) and will expire upon the earlier of (i) 30 months or (ii) within 60 days of the public announcement via press release or the filing of a Current Report on Form 8-K of 12-month data from the cohorts treated with multiple ascending doses of PMN310. The Tranche C Common Share purchase warrants have an exercise price of $2.50, are immediately exercisable and will expire on July 31, 2029. Pursuant to Nasdaq Listing Rule 5635(d), the exercise of the Tranche A and Tranche B Common Share purchase warrants is subject to shareholder approval (the “Shareholder Approval”). There is an additional $92.4 million available tied to exercise of warrants. Proceeds from the private placement are expected to be used to advance the clinical development of PMN310, our lead therapeutic candidate, as well as for working capital and other general corporate expenses.

The Company received Shareholder Approval for the Tranche A and Tranche B Warrants on October 23, 2024 at a Special Meeting of Shareholders.

We incurred a net operating loss of $4.4 million and 10.8 million for the three and nine months ended September 30, 2024, respectively and reported an accumulated deficit of $90.4 million as of September 30, 2024. Management believes that these conditions raise substantial doubt as to the Company’s ability to continue as a going concern within 12 months of the date the Financial Statements are issued. Additional funding will be necessary to fund future clinical activities and to pay down our existing liabilities. We will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force us to delay, reduce or eliminate research and development programs and product portfolio expansion or commercialization efforts. These potential delays, reductions and eliminations could adversely affect future business prospects, and our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
Net cash used in operating activities	$(18,467,058)	$(7,085,438)	$(11,381,620)
Net cash provided by financing activities	27,405,810	18,259,414	9,146,396
Effect of exchange rates on cash	—	(181,425)	181,425
Net increase in cash	$8,938,752	$10,992,551	$(2,053,799)

Cash Flows from Operating Activities

Cash used in operating activities was $18.5 million for the nine months ended September 30, 2024, which consisted of net income of $3.0 million, decreased by non-cash activities of $13.3 million and a net change of $8.2 million in our operating assets and liabilities.  Non-cash decreases included gains of $17.0 million on the change in the fair value of our financial instruments, offset by a non-cash loss of $3.5 million on the issuance of our Common Shares, warrants and pre-funded warrants in the July 2024 PIPE, and $0.2 million of share-based compensation. Changes in cash flows related to operating assets and liabilities primarily consisted of a decrease of $6.3 million of accounts payable, including a repayment of $5.9 million on previously deferred accounts payable and a $0.4 million decrease in accrued liabilities and a $1.5 million increase in prepaid expenses and other current assets.

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

Cash Flows from Investing Activities

There was no cash used in investing activities during the nine months ended September 30, 2024 or 2023.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2024 was $27.4, which included $27.2 million from the common shares, warrants and pre-funded warrants sold in the July 2024 PIPE, which does not include a subscription receivable of an additional $0.5 million, which was received in November 2024, and $0.2 million from the sale of Common Shares under the At The Market Offering Agreement.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Share Equivalents as of September 30, 2024 was as follows:

Number of
Common
Share
Equivalents
Common Shares	32,689,190
Options issued and outstanding under stock option plan	1,087,493
Warrants	57,341,371
Deferred share units	1,061
Total - September 30, 2024	91,119,115

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2023 and nine months ended September 30, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to a material weakness identified in our internal control over financial reporting. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

Material Weakness in Internal Control Over Financial Reporting.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness related in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company failed to design sufficient and appropriate review controls over certain of its fair value calculations, including the calculation of the fair value of the July 2024 PIPE Warrant Liability during the three months ended September 30, 2024, which could potentially result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Based on this assessment and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q. However, management believes that the unaudited condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation Measures

To address the material weakness in our internal control over financial reporting, described above, we are in process of taking a number of measures to remediate the material weakness, including ensuring there are appropriate levels of review in place over the calculation of the fair value of our financial instruments. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Accordingly, we will need to obtain additional funding in connection with our continuing operations. We had working capital of approximately $21.9 million as of September 30, 2024. Management believes its working capital position raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date of filing of this Form 10-Q. We will require additional funds for further research and development, planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products. Our ability to raise additional financing and maintain operations in the future could be at substantial risk and there can be no assurance that additional funding or partnerships will be available on acceptable terms that would foster successful commercialization of our products. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We may attempt to raise additional funds for these purposes through public or private equity or debt financing, collaborations with other biopharmaceutical companies and/or from other sources.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to insufficient review controls over the Company’s fair value measurements of certain of its financial instruments, including its July 2024 PIPE Warrant Liability. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2024. We have taken a number of measures to remediate the material weakness described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our unaudited condensed consolidated financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our condensed financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended September 30, 2024, no officer or director of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

10.1#

Employment Agreement with Neil Warma, dated October 8, 2024 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 10, 2024).

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

* Filed herewith.

# Management Contract or compensatory plan or arrangement

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2024.

PROMIS NEUROSCIENCES INC.

Date: November 14, 2024	By:	/s/ Neil Warma
Neil Warma
Chief Executive Officer
(principal executive officer)

Date: November 14, 2024	By:	/s/ Daniel Geffken
Daniel Geffken
Chief Financial Officer
(principal financial officer)