Form 10-K
period 2024-12-31
ProMIS Neurosciences Inc.
filed 2025-03-31
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Based on the closing price as reported on the Nasdaq Capital Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2024, the last day of its most recently completed second fiscal quarter, was approximately $29.7 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding Common Shares of the Registrant as of March 29, 2025 was 32,689,190.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders, or the 2025 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in Item 1A – “Risk Factors” and include, but are not limited to, the following:

Risks Related to the Development of Our Product Candidates

●	Our product candidates are still in the early stages of development and there is significant uncertainty that any such products will be approved.
●	We have concentrated a portion of our research and development efforts on the treatment of Alzheimer’s Disease, a field that has seen very limited success in drug development.
●	Our business is heavily dependent on the successful development, regulatory approval and commercialization of PMN310 and any future product candidates that we may develop or acquire, including PMN442 and PMN267.
●	Clinical and nonclinical drug development involves a lengthy, expensive and uncertain process. The results of nonclinical studies and early clinical trials are not always predictive of future results. PMN310 or any other product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.
●	Interim, “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more data become available and is subject to audit and verification procedures that could result in material changes in the final data.
●	We cannot be certain that PMN310, PMN442, PMN267 or any of our future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market our product candidates.

Risks Related to Our Financial Position and Capital Needs

●	We have incurred losses since inception, we anticipate that we will incur continued losses for the foreseeable future and there is substantial doubt about our ability to continue as a going concern for the full one-year period following the issuance of the consolidated financial statements. We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
●	We have no product candidates approved for commercial sale, we have never generated any revenue from product sales and we may never be profitable.

Risks Related to the Commercialization of Our Product Candidates

●	The market opportunities for PMN310, PMN442, PMN267, and future product candidates, if approved, may be smaller than we anticipate.
●	Even if our current or future product candidates obtain regulatory approval, they may fail to achieve the broad degree of adoption and use by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.
●	Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process to commercialize our potential products, which may not be successful.

Risks Related to Our Dependence on Third Parties

●	We will rely on third parties to supply components, research, develop, test, and manufacture our product candidates and market, if approved. The loss of any of these third-party relationships or the failure of any of them to meet their obligations to us could affect our ability to develop and obtain approval of our product candidates in a timely manner.
●	If any of our third-party manufacturers encounter difficulties in production of PMN310, PMN267, PMN442 or any future product candidate we develop, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or, if approved, for commercial sale could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Risks Related to Our Intellectual Property

●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates, and other proprietary technologies if approved, may be adversely affected.
●	If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
●	We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through in-licenses.

Risks Related to Legal and Regulatory Compliance Matters

●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize future product candidates, and our ability to generate revenue be materially impaired. Even if we obtain regulatory approval for PMN310, PMN442, PMN267 or any future product candidates, they will remain subject to ongoing regulatory oversight, which may result in significant additional expense.

Risks Related to Our Business and Industry

●	We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more effective than ours.
●	If we fail to attract and retain senior management and key scientific personnel, our business may be materially and adversely affected.

Risks Related to Ownership of Our Common Shares and Our Status as a U.S. Public Company

●	We are currently not in compliance with Nasdaq’s continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our Common Shares could be delisted, which could affect the market price of our Common Shares and liquidity and reduce our ability to raise capital.
●	Investment in our Common Shares is speculative, involves risk, and there is no guarantee of a return.
●	The price of our Common Shares may be volatile.
●	Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other shareholders.
●	Our internal controls over financial reporting are not effective, which could have a material and adverse effect on our business.

General Risk Factors

●	The elimination of monetary liability against our directors, officers, and employees under Canadian law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report includes statements that express ProMIS’ opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, our ability to continue as a going concern, patent term expiration dates, prospects, growth, strategies and the markets in which ProMIS operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting ProMIS. Factors that may impact such forward- looking statements include:

●	the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing or collaboration agreements;
●	tax positions and contingencies; research and development costs; compensation and other selling, general and administrative expense;
●	amortization of intangible assets;
●	foreign currency exchange risk;
●	estimated fair value of assets and liabilities; and impairment assessments;
●	the potential impact of increased competition in the markets in which we compete;
●	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
●	our plans and investments in our portfolio as well as implementation of our corporate strategy;
●	the risk that we will maintain enough liquidity to execute our business plan and our ability to continue as a going concern;
●	our expected use of proceeds from sales of our common shares in “at-the-market” offerings and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
●	our efforts to maintain our listing on Nasdaq;
●	the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions;
●	the expectations, development plans and anticipated timelines, including costs and timing of clinical trials, filings and approvals, of our products candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline product candidates, if approved;
●	the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;
●	our ability to finance our operations and business initiatives and obtain funding for such activities;

●	the direct and indirect impact of health crises on our business and operations, including expenses, reserves and allowances, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;
●	the impact of global financial, economic, political and health events, such as rising inflation, market volatility and fluctuating interest rates;
●	the potential impact of healthcare reform in the United States and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product candidates, if approved;
●	the impact of the continued uncertainty of the credit and economic conditions in certain countries and our collection of accounts receivable in such countries;
●	the risk that we become characterized as a passive foreign investment company;
●	our ability to prevent and successfully remediate any significant deficiencies or material weaknesses in internal controls over financial reporting;
●	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
●	the impact of new laws (including tax), regulatory requirements, judicial decisions and accounting standards.

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

Arrows denote the stage of each program

1 The company plans to investigate additional synucleinopathies, including PD: Parkinson’s disease and dementia with Lewy bodies 2Initial indication AD: Alzheimer’s disease, ALS: Amyotrophic lateral sclerosis, MSA: Multiple system atrophy, HD: Huntington’s disease, FTLD: Frontotemporal lobar degeneration, PSP: Progressive supranuclear palsy, CBD: Corticobasal degeneration

ProMIS’ Objectives for 2025

The Company plans to pursue the following key objectives for 2025:

●	Advancing Clinical Development: Drive patient enrollment and clinical progress in the PRECISE-AD Phase 1b trial for Alzheimer's disease, maintaining rigorous execution and data integrity.
●	Strategic Growth and Corporate Visibility: Expand corporate awareness through targeted investor and industry engagement while actively evaluating partnership and business development opportunities to enhance the company's pipeline.
●	Operational Readiness for Future Success: Strengthen organizational infrastructure and capabilities to support potential clinical milestones and position the company for long-term growth.

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

During 2024, it was estimated there were 6.9 million Americans 65 and older living with AD, and that number is projected to rise to 12.7 million by 2050 (www.alz.org, Alzheimer’s disease Facts and Figures 2024). In the United States, one in three seniors dies of AD or another dementia, which kills more people than breast cancer and prostate cancer combined. AD is the sixth leading cause of death in the United States, according to the Alzheimer’s Association. In 2023, AD and other dementias cost the U.S. $592 billion, and those costs are projected to rise with the increasing number of patients. Approximately 11 million Americans are reported to be unpaid caregivers, who in 2022 provided support for patients valued at $339 billion, to people with AD and other dementias.

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

According to the World Alzheimer Report 2022, the current dementia market comprises two product categories, namely, AChE inhibitors and N-methyl-D-aspartate receptor antagonists. AChE inhibitors dominate the market. The overall market is dominated by four leading brands — Aricept, Namenda, Exelon and Ebixa. Aricept, whose active ingredient is an AChE inhibitor, holds the largest market share. North America was the largest market for AD drugs in 2019, accounting for approximately 35% of total worldwide AD pharmaceutical sales in that year. Three mAbs (Aduhelm, Leqembi, Kisunla) were approved in 2021-2024 which creates a third category of marketed AD treatments, and the first to be considered disease modifying. Aduhelm was approved in 2021 under the U.S. Food and Drug Administration’s (FDA) Accelerated Approval pathway but commercialization was discontinued in January 2024.  Leqembi and Kisunla received traditional approval in 2023 and 2024, respectively.

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

PMN310

ProMIS’ lead therapeutic program is PMN310, a mAb designed to treat AD by selectively targeting the toxic misfolded form of Aβ. Based on the understanding of Aβ biology described above, PMN310 was designed to be more selective for the toxic oligomer of amyloid than other anti-Aβ antibodies such as aducanumab from Biogen, lecanemab, co-developed by Eisai Co. and Biogen, donanemab from Lilly, ACU193 from Acumen and the Prothena PRX012 antibody. These antibodies bind oligomers, but also plaque. This off-target binding of plaque frequently leads to a side effect, ARIA-E and, potentially, limits the benefit of treatment by both limiting the highest dose that can be safely administered and by “wasting” a substantial portion of the administered antibody which binds plaque, reducing what is available to neutralize the toxic oligomers.

Recent clinical trial results show that antibodies that bind Aβ monomers (bapineuzumab, solanezumab, crenezumab, gantenerumab) are not efficacious in AD (Salloway et al, 2014, NEJM; Carlson et al, 2016, Alzheimer’s and Dementia; Ostrowitzki et al, 2022, JAMA Neurol;https://www.roche.com/media/releases/med-cor-2022-11-14), suggesting that high selectivity for low abundance toxic AβO is desirable to prevent mAbs from being consumed by unproductive binding to non-pathogenic, abundant monomers (target distraction). Other antibodies with reduced binding to monomers and more selectivity for aggregated Aβ have produced more promising results, including aducanumab (Aduhelm), lecanemab (Leqembi) and donanemab (Kisunla), which received approval from the FDA. However, treatment with all of these antibodies was associated with the dose-limiting adverse events of ARIA-E (brain edema) and ARIA-H (microhemorrhages) correlated with binding to insoluble deposits of Aβ in the vasculature and plaque. We believe that a selective, oligomer-specific antibody that does not bind monomers or plaque could circumvent these issues and potentially provide an improved product profile with enhanced efficacy. Results of our analysis of the binding response of Aβ-directed antibodies (aducanumab, lecanemab, donanemab, crenezumab, solanezumab) were presented at the Alzheimers’s Association International Conference in July 2022 and published in 2024 (Kaplan et al, 2024, https://www.biorxiv.org/content/10.1101/2024.04.20.590412v2). All antibodies showed some binding signal to toxic AβO from human brain extracts but target distraction by monomers abolished or reduced binding. Only the antibodies that retained measurable binding to oligomers (aducanumab, donanemab and lecanemab) in the face of competition by monomers have shown improvement on cognitive endpoints in previous clinical trials, and that improvement was modest. In our analysis, PMN310 avoided monomer target distraction, with the smallest percent inhibition of binding to brain oligomers when compared to other Aβ-directed antibodies. We believe these data support the therapeutic potential of PMN310.

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

Figure 3

Fig. 3. Systemic administration of PMN310 provides a cognitive benefit in a mouse model of AD (hAPP[V717I] Tg mice)

PMN310 brain exposure and kinetics after systemic i.p. administration were assessed in mice (Gibbs et. al., 2019, Scientific Reports). In one study conducted by ProMIS, aged 15-17 month old wild type littermates of APP/PS1 mice, received a single 30 mg/kg i.p. injection of humanized PMN310 (n=4), aducanumab (n=3) or PBS as a negative control (n=2). Levels of human IgG present in the plasma and perfused brains were measured 24 hours later by ELISA. Equivalent amounts of PMN310 and aducanumab were detected in plasma and brain demonstrating a comparable degree of CNS penetrance (p=0.28) in the range of ~0.3%. As expected, no human IgG was detected in mice injected with PBS alone. Additionally, a study was conducted by ProMIS in aged (13-17 months old) transgenic APP/PS1 mice in order to assess the time course of CNS exposure to PMN310. Plasma and brain levels of human IgG were measured by ELISA on days 1, 7, 14 and 21 after i.p. administration of 30 mg/kg PMN310 (n=4-6 per time point). In spite of declining plasma levels (p=0.0016 for day 1 vs day 7, p<0.0001 for day 1 vs days 14 and 21), CNS levels of PMN310 were detectable out to the study endpoint at day 21, with no significant difference in brain levels at the different time points. These results suggest that PMN310 is comparable to other therapeutic mAbs and is able to cross the blood-brain barrier to reach its target. The Company believes that the greater selectivity of PMN310 for AβO may result in greater neutralization of this disease-causing species (no target distraction) compared with Aβ antibodies derived from immunization with synthetic aggregates. By avoiding plaque binding, PMN310 may also lower the risk of the ARIA adverse events that have been reported associated with plaque-binding antibodies and allow for higher doses to treat the dementia. This premise is supported by preclinical toxicology studies in which weekly dosing of a murine IgG2a version of PMN310 in plaque-bearing knock-in APPSAA mice at 800 mg/kg for 26 weeks did not cause brain hemorrhages (ARIA-H) upon microscopic examination using Perls’ Prussian Blue staining to detect the presence of hemosiderin (Kaplan et al, 2024, https://www.biorxiv.org/content/10.1101/2024.04.20.590412v2).

The Company has conducted a toxicology study following Good Laboratory Practice (GLP) guidelines in cynomolgus monkeys. PMN310 was administered as a 30-minute intravenous (IV) infusion, on a weekly basis (Days 1, 8, 15, 22, and 29), at dose levels of 0, 200, 500, and 1,200 mg/kg/day. Administration of PMN310 was not associated with any adverse effects on clinical observations (local or systemic), body weight, food consumption, ECG, or hematology, coagulation, or urinalysis endpoints. No organ weight effects, macroscopic observations, or microscopic observations were attributed to PMN310 treatment at any doses. PMN310-related changes in clinical chemistry parameters were limited to mildly to moderately increased globulins (1.31x-2.00x) at 1200 mg/kg on Days 2 and 30 likely resulting from circulating PMN310 given one day prior. Based on the results of this study, the PMN310 NOAEL was considered to be 1,200 mg/kg/day in nonhuman primates when administered as a weekly 30-minute IV infusion over four weeks, which is five times higher than the comparable dose in humans that will be used in our Phase 1 trials.

Clinical Development Plan

The Company successfully manufactured PMN310 clinical supply under cGMP conditions and received clearance on its Investigational New Drug (IND) application with the FDA in May 2023 to initiate a Phase 1a clinical trial of PMN310. The Phase 1a trial was initiated in November 2023 as a placebo-controlled single ascending dose (SAD) trial in healthy volunteers testing single intravenous doses of PMN310 escalating from 2.5 to 40 mg/kg in 2-fold increments (NCT06105528). Each dosing cohort consisted of 6 drug-treated and 2 placebo-treated subjects.  Topline data on the first four cohorts were released in July 2024 and results from all cohorts were presented at the Clinical Trials on Alzheimer’s Disease Alzheimer Congress in October 2024. PMN310 was well-tolerated and there were no adverse events that precluded dose escalation. PMN310 crossed the blood brain barrier in a dose dependent manner with kinetics suggesting that monthly dosing can provide levels of PMN310 adequate for target engagement. The results informed dose selection for the Phase 1b, multiple ascending dose (MAD) study in patients with mild cognitive impairment due to AD or early AD.

Initiation of the Phase 1b PRECISE-AD trial (NCT06750432) commenced in December 2024 and was announced in early January 2025. PRECISE-AD is a randomized, double-blind, placebo-controlled, MAD study of PMN310 to evaluate safety, tolerability, pharmacokinetics (PK), pharmacodynamics, and preliminary efficacy of multiple intravenous infusions of PMN310 in patients with early Alzheimer's disease. The study will also evaluate key biomarkers and clinical measures of efficacy to gather data on PMN310’s therapeutic potential. The PRECISE-AD study plans to enroll approximately 100 subjects across 22 active sites in the United States. Eligible patients will be dosed monthly at one of the three dose levels or placebo over 12 months with assessment of safety, tolerability, PK, and pharmacodynamic blood-and brain-based markers of treatment effect at baseline and every three months. Frequent MRI scans throughout the study will be conducted to monitor for emergence of ARIA.

Safety will be a primary outcome with particular emphasis on assessing the expectation that, as a non-plaque binder, PMN310 will have a reduced risk of ARIA. The study is powered to provide 95% confidence for detection of ARIA. The study has been designed with a sample size intended to provide sufficient power to provide meaningful insight into effects of PMN310 on biomarkers and clinical outcomes. PRECISE-AD will be the first study to examine the effects of a monoclonal antibody directed solely against AβO on biomarkers associated with AD pathology and clinical outcomes.

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

Figure 4

Fig. 4. High affinity mAbs. In Surface Plasmon Resonance (SPR) studies, serial dilutions of test mAbs were flowed over the target epitope immobilized on sensorchips to assess the binding kinetics and affinity. Binding curves were fitted to a Langmuir 1:1 interaction model.

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

DEVELOPMENT PROGRAMS

Expansion to Include Other Neurodegenerative and Misfolded Protein Diseases

The ProMIS discovery platform is being applied to other toxic misfolded proteins that drive disease including tau in AD, FTLD, PSP, and CBD, HD, DISC1 in schizophrenia, and RACK1 in ALS in order to potentially generate antibody therapies for these disorders. Under disease conditions, misfolding of each of these proteins leads to the formation of toxic aggregates inside brain cells that can spread damage by propagating from cell-to-cell. Disease-associated conformational epitopes identified through ProMIS’ computational platform are being used to generate potentially therapeutic antibodies. Additionally, we are using the epitopes identified in the amyloid-beta and alpha-synuclein discovery programs to generate vaccine candidates that potentially could be used for prophylactic treatment of Alzheimer’s disease and synucleinopathies, respectively. The Discovery phase of the process comprises two distinct stages: (1) computational modeling to predict and construct conformational peptide epitopes present on the misfolded, toxic form of a protein, followed by either immunization with the peptide epitopes to generate antibodies/ intrabodies, or incorporation of the peptide antigen into a therapeutic vaccine and (2) screening and validation of multiple candidates in vitro and in vivo to select a lead for preclinical development.

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

Alzheimer’s Vaccine Program

We believe that the same peptide antigens that generate a mAb infusion therapy can be used to create a vaccine. The goal of a therapeutic vaccine is to spur the human immune system to generate antibodies that neutralize toxic oligomers, just as the infusion antibodies will hopefully do. The advantage is that a single course of therapy, usually an initial vaccination followed by a booster, can potentially provide years of therapeutic benefit, eliminating the need for frequent costly infusions. Progress in the reliability of blood-based biomarkers of neurodegeneration will likely increase screening to identify individuals in the early stages of AD or at risk of developing the disease. A vaccine capable of inducing an effective antibody response against AβO could be administered prophylactically to at-risk individuals to potentially prevent development of symptomatic disease; and the vaccine could also be given therapeutically to individuals living with a diagnosis of AD to potentially inhibit disease progression. Initial results obtained with peptide 301 (the conformational AβO epitope of PMN310) in a vaccine configuration showed robust induction of antibodies selective for AβO with no binding to monomers or plaque.  There was also no induction of a potentially deleterious T cell response as observed previously with other Ab vaccines. ProMIS performed studies to optimize adjuvant formulation and dosing regimen as well as to explore multivalent vaccine configurations containing additional AbO-restricted epitopes identified by the ProMIS discovery platform. Results from these studies showed that maximal reactivity with toxic oligomers from AD brain was achieved with immune IgG against conformational epitope 301 alone and that there was no advantage of including additional epitopes in the vaccine. These data were presented at the 2024 Alzheimer’s Association International Conference.

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

Using the ProMIS discovery platform, our aim is to devise a safe and effective vaccine to induce a specific immune response against toxic AβOs. We have identified a lead candidate vaccine to induce antibodies that selectively bind AβOs. The immediate goal for this program is to progress this amyloid vaccine into preclinical development.

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

Results from the vaccination studies have been accepted for presentation at the International Conference on Alzheimer’s and Parkinson’s Diseases and related neurological disorders (AD/PD) and at the American Academy of Neurology (AAN) conference.

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

License Agreements and Patents

License Agreement with the University of British Columbia (UBC)

On February 4, 2009, ProMIS (under its previous name, Amorfix Life Sciences Ltd.) entered into an exclusive license agreement with UBC in which ProMIS gained exclusive worldwide rights to develop and commercialize certain intellectual property rights belonging to UBC, based on its technology relating to misfolded proteins. Such agreement was amended and restated effective October 6, 2015 (as amended and restated, the “UBC License Agreement”). Under the terms of the UBC License Agreement, ProMIS has a worldwide exclusive license to UBC’s rights in existing and future intellectual property (Improvements as defined in the UBC License Agreement) related to misfolded protein technology, with the right to sublicense. ProMIS is also responsible for managing the filing, maintenance and prosecution of the licensed patents and applications and is responsible for costs associated with the same. The UBC License Agreement expires on a product by product and country by country basis upon the expiration of ProMIS’ obligation to pay royalties to UBC under the terms thereof (unless terminated earlier pursuant to the terms of the UBC License Agreement). The Company’s obligation to pay royalties under the UBC License Agreement expires upon the longer of the life of the Patents (as defined in the UBC License Agreement), including those identified in Schedule A thereto (as amended from time to time), and ten years following the First Commercial Sale of a Product (as those terms are defined in the UBC License Agreement) in any country. Since the Company has not made commercial sales under the UBC License Agreement to date, the UBC License Agreement is currently expected to expire no earlier than February 19, 2044. However, this date may be adjusted upon the Company’s First Commercial Sale of a Product or upon an amendment to Schedule A to the UBC License Agreement to add additional patents. The UBC License Agreement may also be terminated by UBC, at its option, upon the occurrence of certain events including, but not limited to, our insolvency, winding up, liquidation, if the subject technology becomes subject to a security interest that is not released, if ProMIS or any of its directors or officers have materially breached or failed to comply with securities laws, in the event of certain breaches of, or our failure to perform obligations under, the UBC License Agreement or other agreements between ProMIS and UBC or other terminations of existence. Either party may terminate the license for breaches pursuant to the terms thereof, unless remedied within a certain period specified in the UBC License Agreement. ProMIS also has the right, in its sole discretion, to terminate the UBC License Agreement upon written notice to UBC. The UBC License Agreement calls for certain customary payments such as an annual license fee and payment to UBC of a low to high single digit royalty on revenues. As of December 31, 2024, the Company has paid a total of C$250,000 to UBC pursuant to the terms of the UBC License Agreement.

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

The UBC patent license also includes several patent families directed to biologics including antibodies targeting neurological disease related toxic misfolded proteins and methods related thereto, many of which targets were identified using their proprietary prediction systems and methods, including several families related to immunogens, antibodies and methods directed to various misfolded Aβ targets relevant in AD and related diseases (AD family), several families related to immunogens, antibodies and methods directed to various misfolded TDP-43 targets relevant in ALS and related diseases (ALS disease family-TDP-43), a patent family related to antisense molecules and biologics directed at RACK1 relevant in ALS and Huntington’s (ALS disease family-RACK1), a PCT patent application related to ubiquitin ligase fusions directed to misfolded SOD1 targets relevant in ALS and related diseases (ALS disease family – SOD1)

and a patent family related to immunogens and antibodies directed to a-synuclein targets relevant in PD, MSA, LBD and related diseases (PD family).

The AD family includes patent families related to three Aβ epitope targets. The first Aβ epitope target patent family includes several patent subfamilies and includes specifically three issued and one allowed U.S. patents, four pending U.S. applications, nineteen issued or allowed foreign patents and eight foreign pending patent applications. Issued patents from this family are expected to expire in November 2036, July 2037 or July 2038, depending on the subfamily and country and absent any disclaimers or extensions available. The second Aβ epitope target patent family includes two issued U.S. patents , two issued foreign patents and five foreign pending/reinstatable applications. Issued patents from this family are expected to expire in November 2036, absent any disclaimers or extensions available. The third Aβ epitope target patent family includes two issued patents, three issued foreign patents and four foreign pending/reinstatable applications. Issued patents from this family are expected to expire in November 2036, absent any disclaimers or extensions available. The AD family also includes one issued U.S. patent directed to combinations of the three Aβ epitope target antibodies and an issued U.S. patent directed to combinations of the three Aβ epitope target immunogens. Issued patents from this family are expected to expire in November 2036, absent any disclaimers or extensions available. Also included is an issued U.S. patent to a fourth Aβ epitope target which is expected to expire March 2031 absent any disclaimers or extensions available.

The ALS disease family-TDP-43 includes patent families directed to two TDP-43 epitope targets. The first TDP-43 epitope target family includes one issued U.S. patent, one pending U.S. application, and 4 pending foreign applications. Issued patents from this family are expected to expire in May 2038, absent any disclaimers or extensions available. The second TDP-43 epitope target family includes two patent subfamilies, the earlier of which includes one pending U.S. patent application and 6 pending foreign applications, and a later patent subfamily directed more specifically to intrabodies, that includes one pending U.S. application and 5 foreign patent applications. Patents that issue from this family would be expected to expire in December 2039 and April 2041, respectively, absent any disclaimers or extensions available.

The ALS disease family- SOD1 includes a patent family related to a SOD1 epitope target. The patent family includes a PCT application. Patents that issue from this PCT application would be expected to expire in February 2044, absent any disclaimers or extensions available.

The ALS disease family also includes a patent family related to RACK1 nucleic acid targets. The RACK1 nucleic acid target family includes one pending U.S. patent application and five pending foreign applications. Patents that issue from this family are expected to expire April 2041, absent any disclaimers or extensions available.

The PD disease family includes a patent family related to alpha-synuclein epitope target. The a-syn patent family includes one allowed U.S. patent ,one soon to be filed U.S. patent application and six foreign pending patent applications. Issued patents from this family are expected to expire in October 2039, absent any disclaimers or extensions available.

Other Patents

We are the current owner of two U.S. patents related to SOD1 epitope targets that were co-owned and then acquired from University Health Network (UHN) by assignment. These patents expire on March 2026 and December 2026, absent any disclaimers or further extensions available. We also own a U.S. patent related to SOD-1 immunogens and/or antibodies which is expected to expire March 2026 We also own two U.S. patents directed to detecting misfolded disease associated proteins. These patents are expected to expire June 2025 and July 2034, absent any disclaimers or further extensions available.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In the countries in which we file, the patent term is 20 years from the earliest non-provisional filing date, subject to any disclaimers or extensions and to the timely payment of maintenance fees. The term of a patent in the United States can be adjusted due to any failure of the U.S. Patent Office (USPTO) following certain statutory deadlines for issuing a patent.

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

Data from clinical trials conducted outside the U.S. may be accepted by the FDA subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP) requirements and/or the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

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

A drug or biologic product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety and, for drugs, patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or, for drugs, patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

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

Ideally, a therapeutic product and its corresponding IVD companion diagnostic device should be developed contemporaneously, with the clinical performance and clinical significance of the IVD companion diagnostic device established using data from the clinical development program of the corresponding therapeutic product. Some of our current and future product development candidates may depend upon co-development of accurate genetic and potentially other IVDs. Thus, we will likely need to comply with both FDA drug and medical device regulations. This adds additional cost and complexity to our development programs. Ultimately FDA approval of a companion diagnostic may be required to allow approval of some of our products. However, technical difficulties or other issues could delay or disrupt the development of our products.

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

Pricing and Reimbursement

Precision therapeutic products and their accompanying companion diagnostic are largely paid for based on third-party payor reimbursement. In the United States., concurrent with approval for commercialization of such therapeutic products by the FDA, each therapeutic product is assigned a product code, and its associated companion diagnostic assigned a similar code, or CPT. Each product code and CPT is then assigned a reimbursement level by CMS. Third-party insurance payors typically establish a specific fee to be paid for each code submitted. Third-party payor reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients which themselves are determined on a national basis by CMS.

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

The Affordable Care Act (ACA) substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. Among other things, the ACA subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers; ; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (a requirement that was later replaced by the Part D Manufacturer Discount Program under the Inflation Reduction Act of 2022); and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative changes have been proposed and adopted since passage of the ACA.

●	The Budget Control Act of 2011 and subsequent legislation, among other things, resulted in reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year through 2031.
●	The American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
●	The United States Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA included substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. Under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect the IRA will have on our business and the pharmaceutical industry in general is not yet known.

Further legislative and regulatory changes under the Affordable Care Act remain possible. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

Impact of a new U.S. administration on FDA and NIH policies:

Changes in U.S. government administration and potential reforms to the FDA and NIH may adversely affect the regulatory environment and our business operations.

The regulatory landscape for biotechnology and pharmaceutical companies is heavily influenced by policies set by the U.S. government, including the Food and Drug Administration (FDA) and the National Institutes of Health (NIH). With a new presidential administration taking office, there is a heightened risk of regulatory uncertainty, policy shifts, and potential reform efforts that could impact drug development, clinical trial oversight, and funding for biomedical research.

Proposed changes to FDA approval processes, accelerated pathways, or regulatory requirements could result in delays, increased costs, or additional hurdles in advancing our clinical programs, including the PRECISE-AD Phase 1b trial in Alzheimer's disease. Additionally, modifications to NIH funding priorities or grant allocations could impact broader research collaborations and the availability of scientific resources that support our programs.

If the new administration enacts policies that slow down clinical trial approvals, alter market access dynamics, or introduce new compliance burdens, our ability to efficiently develop and commercialize our therapies could be adversely affected. We continue to monitor regulatory developments and engage with industry stakeholders to navigate potential challenges; however, there can be no assurance that future policy changes will not materially and negatively impact our business, financial condition, or results of operations.

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

Although we believe PMN310 currently is differentiated from other products on the market or in development, if approved, PMN310 will compete with therapies currently approved for the treatment of patients with AD, which have primarily been developed to treat the symptoms of AD rather than the underlying cause of the disease, such as memantine and cholinesterase inhibitors. PMN310 may also compete with one or more potentially disease-modifying therapeutics that target Aβ or amyloid plaques. Biogen’s aducanumab (Aduhelm) was approved by the FDA in June 2021 under the Accelerated Approval pathway, but commercialization was discontinued in January 2024.

Eisai and Bioge’s lecanemab (Leqembi) and Lilly’s donanemab (Kisunla) received traditional approval in 2023 and 2024, respectively. In many therapeutic categories, after initial approvals validate a general mechanistic approach, competitive dynamics are driven by relative safety, efficacy, convenience, and cost effectiveness. We expect this will be the case in the anti-amyloid immunotherapy category.

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

Proprietary Protection

ProMIS has acquired the rights to certain proprietary discovery platforms for the identification of proteins involved in misfolding diseases embodied in various national and international patent applications. ProMIS has also filed international patent applications related to immunotherapy targeting toxic forms of TDP-43 and RACK1 for ALS, toxic oligomers of Aβ for AD and toxic aggregates for a-syn for PD to further protect its intellectual property rights related to its therapeutic programs. In addition, the Company has obtained proprietary rights to a computational algorithm (Collective Coordinates) for  identification of disease-specific epitopes (DSEs) in protein misfolding diseases as well as predicted DSEs against multiple disease targets. ProMIS intends to aggressively protect the commercial applications for diagnostic, therapeutic and prophylactic applications of these discoveries. In addition, ProMIS has developed know-how, which it may elect to keep as trade secrets and not publicly disclose in patent applications.

Human Capital Management

ProMIS seeks to hire qualified scientists and key employees as needed. As of December 31, 2024, the Company employed seven full-time employees and one part-time employee. The remainder of the scientists and key personnel had consulting agreements with ProMIS.

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

Investors and others should note that we announce material information to our investors using our investor relations website (https://www.promisneurosciences.com/investors), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media, including LinkedIn and our Twitter (@ProMISInc), to communicate with the public about our company, our business, our product candidates and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website. Information that is contained in and can be accessed through our website or our social media posts are not incorporated into, and does not form a part of, this Annual Report on Form 10-K.

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

Risks Related to the Development of Our Product Candidates

Our product candidates are still in the early stages of development and there is significant uncertainty that any such products will ever be approved .

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

There is no current scientific or general consensus on the causation of AD or method of action to treat AD. We have discovered and are developing PMN310, a humanized antibody that selectively targets AβO, or AβOs, to treat AD. Our approach is based on research on AβOs, globular assemblies of the Aβ peptide that are distinct from other forms of amyloid. AβOs have gained scientific acceptance as primary toxins involved in the initiation and propagation of AD pathology. Based on the results of our studies to date, we believe PMN310 is different from current and prior clinical-stage anti-amyloid drugs and product candidates based on its selectivity for AβOs. We believe that this is a novel mechanism which has the potential to provide more favorable outcomes, as compared to approved therapies and product candidates in development and may potentially slow disease progression. However, we may ultimately discover that PMN310 does not possess properties required for therapeutic effectiveness. We may spend substantial funds attempting to develop PMN310 or other product candidates and never succeed in doing so.

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

Clinical failure can occur at any stage of clinical development and our Company has not completed any pivotal clinical trial or submitted a BLA.

We are early in our development efforts for PMN310 and we have only completed one Phase 1a clinical trial. We will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA approval to market PMN310 or any other product candidate we seek to develop. Carrying out clinical trials and the submission of a successful BLA is a complicated process. Although members of our team have significant experience in clinical development of drugs through regulatory approval, as an organization, we have limited experience in conducting any clinical trials with PMN310, we have limited experience in preparing regulatory submissions with PMN310 and we have not previously submitted a BLA.

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

Before we submit a BLA to the FDA or a MAA to the EMA for a product candidate, we will be required to successfully complete our clinical trials. The FDA generally requires two pivotal clinical trials to support approval. In addition, we must scale up manufacturing and complete other standard nonclinical and clinical studies. We cannot predict whether clinical trials will be successful or whether regulators will agree with our conclusions regarding the nonclinical studies and the clinical trials we conduct. The FDA, EMA, and other comparable regulatory authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be granted for any product candidate that we develop and may decide that our data are insufficient for approval or require additional preclinical, clinical, or other data. The U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.

Our lead product candidate, PMN310, is being developed for the treatment of AD, a disease that has seen limited success in drug development.

Efforts by biopharmaceutical and pharmaceutical companies in treating AD have seen limited success in drug development. Only three disease-modifying therapeutic options have been approved by the FDA. Biogen’s Aduhelm, a mAb administered via infusion, received Accelerated Approval from the FDA on June 7, 2021 but commercialization was discontinued in January 2024. Eisai and Biogen’s lecanemab (Leqembi) and Lilly’s donanemab (Kisunla) received traditional approval in 2023 and 2024, respectively. We cannot be certain that our approach will lead to the development of approvable or marketable products. With the exception of Leqembi and Kisunla, the only available FDA-approved drugs to treat patients with AD address the symptoms of the disease. Since 2003, over 500 clinical studies have been completed and only Aduhelm (discontinued), Leqembi and Kisunla have been approved by the FDA as disease-modifying therapeutic options. As a result, the FDA has a limited set of products to rely on in evaluating PMN310. This could result in a longer than expected regulatory review process, increased expected development costs or the delay or prevention of commercialization of PMN310 for the treatment of AD.

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

We may in the future choose to conduct one or more of our clinical trials outside the U.S. The acceptance of study data from clinical trials conducted outside the U.S. by FDA, or of data collected outside the jurisdiction by any foreign regulatory body, may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP, regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. There can be no assurance that the FDA, EMA or any other foreign regulatory authority will accept data from trials conducted outside of their jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, conduct existing and initiate new clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We had operating losses of $16.8 million and working capital of approximately $17.0 million as of December 31, 2024. Management believes its recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date of the issuance of the consolidated financial statements. We will require substantial additional funds for further research and development, current and planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products. Our ability to raise additional financing and maintain operations in the future could be at substantial risk and there can be no assurance that additional funding or partnerships will be available on acceptable terms that would foster successful commercialization of our products. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We may attempt to raise additional funds for these purposes through public or private equity or debt financing, use of “at-the-market” offerings, collaborations with other biopharmaceutical companies and/or from other sources.

We have no product candidates approved for commercial sale, we have never generated any revenue from sales and we may never be profitable.

We have no product candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have not recorded any revenues from the sale of biopharmaceutical products. As of December 31, 2024, we had a deficit of $90.7 million. The cumulative deficit incurred from when we changed our name and focus in July 2015, through December 31, 2024 was $60.4 million. We expect to incur additional losses during the periods of research and development, clinical testing, and application for regulatory approval of its product candidates. We also expect to incur losses unless and until such time as payments from corporate collaborations, product sales and/or royalty payments generate sufficient revenues to fund its continuing operations.

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

Even if one or more of our product candidates receive FDA or other regulatory approvals, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. Most of our product candidates target mechanisms for which there are limited or no currently approved products, which may result in slower adoption by physicians, patients and payors. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the clinical indications for which the product is approved and patient demand for approved products that treat those indications;
●	the safety and efficacy of our product as compared to other available therapies;
●	the availability of coverage and adequate reimbursement from governmental healthcare plans or third-party payors for any of our product candidates that may be approved;
●	acceptance by physicians, operators of clinics and patients of the product as a safe and effective treatment;
●	physician and patient willingness to adopt a new therapy over other available therapies to treat approved indications;
●	overcoming any biases physicians or patients may have toward particular therapies for the treatment of approved indications;
●	proper training and administration of our product candidates by physicians and medical staff;
●	public misperception regarding the use of our therapies, if approved for commercial sale;
●	patient satisfaction with the results and administration of our product candidates and overall treatment experience, including, for example, the convenience of any dosing regimen;
●	the cost of treatment with our product candidates in relation to alternative treatments and reimbursement levels, if any, and willingness to pay for the product, if approved, on the part of insurance companies and other third-party payors, physicians and patients;
●	the revenue and profitability that our products may offer a physician as compared to alternative therapies;
●	limitations or warnings contained in the FDA-approved labeling for our products;
●	any FDA requirement to undertake a REMS;
●	the effectiveness of our sales, marketing and distribution efforts;
●	adverse publicity about our products or favorable publicity about competitive products; and
●	potential product liability claims.

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

Risks Related to Our Dependence on Third Parties

We will rely on third parties to supply components, research, develop, test, and manufacture our product candidates and market these product candidates, if approved. The loss of any of these third-party relationships or the failure of any of them to meet their obligations to us could affect our ability to develop and obtain approval of our product candidates in a timely manner.

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

We plan to rely on these parties for execution of our nonclinical studies and clinical trials and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs, which are standards for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMPs conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, or may result in fines, adverse publicity and civil and criminal sanctions.

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

In addition, the manufacturing process for any product candidates that we may develop will be subject to FDA, EMA and foreign regulatory requirements, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying with cGMPs on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce product candidates in accordance with the requirements of the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such product candidates. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our third-party contract manufacturers will be able to manufacture the approved product in accordance with the requirements of the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting our product candidates and other proprietary technologies and their uses by obtaining, defending and enforcing patents. These risks and uncertainties include the following:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
●	patent applications may not result in any patents being issued;
●	issued patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or may otherwise not provide any competitive advantage;
●	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use and sell our product candidates;
●	other parties may have designed around our claims or developed technologies that may be related or competitive to ours, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications and/or patents, either by claiming the same composition of matter, methods or formulations or by claiming subject matter that could dominate our patent position;
●	any successful opposition to any patents owned by or licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any product candidate that we may develop;

●	because patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our product candidates and other proprietary technologies and their uses;
●	an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of any application with an effective filing date before March 16, 2013;
●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
●	countries other than the U.S. may have patent laws less favorable to patentees than those upheld by

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

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third-party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition or invalidity proceedings before U.S. or non-U.S. patent offices.

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

For U.S. patent applications in which claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our participation in an interference proceeding may fail and, even if successful, may result in substantial costs and distract our management and other employees.

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

Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the validity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third-party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We cannot assure you that any of our current or future product candidates will not infringe existing or future patents. We may not be aware of patents that have already issued that a third-party might assert are infringed by one of our current or future product candidates.

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

Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. Further, we may incorrectly determine that our technologies or product candidates are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or internationally that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products or product candidates.

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

If a third-party prevails in a patent infringement lawsuit against us, we may have to stop making and selling the infringing product, pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third-party’s patents, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

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

If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third-party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including lack of novelty, obviousness, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e., committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we or our licensors hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third-party is infringing our issued patent or patents that may issue from patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our shareholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

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

In addition, such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, customer, or third-party with authorized access. Our security measures may not prevent an employee, consultant or customer from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions.

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

government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third-party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize future product candidates, and our ability to generate revenue will be materially impaired.

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act (APA). Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and could materially adversely impact our business and prospects.

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

Further, various states have implemented similarly comprehensive privacy laws and regulations. For example, the California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights Act gives California residents certain expanded rights including to access and delete their personal information, opt out of certain personal information sharing, receive detailed information about how their personal information is used and limit sharing of sensitive personal information. The CCPA provides for civil penalties, as well as a private right of action for certain data breaches which may increase the risk of litigation.  Similar consumer privacy laws have passed in numerous other U.S. states with several more expected to pass in the coming years. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new privacy and data security obligations on regulated businesses,which may vary in their scope and application but unlike the CCPA, which also applies to personal information collected in the business-to-business and human resources contexts, to date, the other state privacy laws are generally limited to personal information collected from consumers. In addition, federal and state legislators and regulators have signaled their intention to further regulate health and other sensitive information, and new and strengthened requirements relating to this information could impact our business. At the state level, some states have passed or proposed laws to specifically regulate health information. For example, Washington’s My Health My Data Actrequires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information. Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, Executive Order 14117 of February 28, 2024, Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs

Foreign data protection laws may also apply to health-related and other personal information we process. For example, the collection and use of personal information (including health data) in Europe are governed by the provisions of the EU General Data Protection Regulation ("EU GDPR") as well as other national data protection legislation in force in relevant

EU Member States, with respect to the European Economic Area (“EEA”), and the U.K. General Data Protection Regulation (the "U.K. GDPR," together with the EU GDPR the "GDPR") and the U.K. Data Protection Act 2018 with respect to the United Kingdom (“U.K.”). These laws impose a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the EEA or the U.K., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the EEA and U.K. data protection regimes. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

The GDPR prohibits the international transfer of personal data to countries outside of the EEA or the U.K. ("third countries") which are not deemed as adequate for the transfers of personal data by competent authorities, unless a derogation exists or adequate safeguards (for example, the European Commission approved Standard Contractual Clauses ("EU SCCs") and the U.K. International Data Transfer Agreement/Addendum ("U.K. IDTA")) are implemented. Where relying on the EU SCCs or U.K. IDTA for data transfers, we may also be required to carry out transfer impact assessments on a case-by-case basis to ensure the law in the data importer’s country and the data importer can ensure sufficient guarantees for safeguarding the personal data. These international transfer restrictions will require significant effort and cost and may result in us needing to make strategic considerations around storage and transfer of personal data.

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

Although the U.K. is regarded as a third country under the EU’s GDPR, the European Commission has issued an adequacy decision recognizing the U.K. as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the U.K. remain unrestricted. Likewise, the U.K. government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. The U.K. government has introduced a Data (Use and Access) Bill ("U.K. Bill") into the U.K. legislative process. The aim of the U.K. Bill is to reform the U.K.’s data protection regime following Brexit. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. adequacy decision from the European Commission.

The potential of the respective provisions and enforcement of the EU GDPR and U.K. GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future U.K. laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of European personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the U.K. and the EEA. In addition, EEA Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the EEA Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, we do not expect to operate in a uniform legal landscape in Europe

If we are investigated by a European or U.K. data protection authority, we may face fines and other penalties, including bans on processing and transferring personal data. EEA and U.K. data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 (£17.5 under the U.K. GDPR) million or 4% of our total worldwide global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, clients, and data subjects. Compliance with U.S. and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Failure to comply with U.S. and foreign data protection laws and regulations could result in government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity and could negatively affect our operating results and business.

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

We continue to build and integrate AI into our offerings, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) has now  entered into force. This sweeping legislation, with broad extraterritorial reach, imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems.

Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations. We may in the future operate beyond the United States and, if approved, we may sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

If approved, PMN310 will likely compete with therapies currently approved for the treatment of patients with AD, which have primarily been developed to treat the symptoms of AD rather than the underlying cause of the disease, such as memantine and cholinesterase inhibitors. PMN310 may also compete with one or more potentially disease-modifying therapeutics that target Aβ or amyloid plaques. Biogen’s aducanumab (Aduhelm) was approved by the FDA in June 2021 under the Accelerated approval pathway but commercialization was discontinued in January 2024.  Lecanemab (Leqembi) from Eisai and Biogen received traditional approval from FDA in 2023, and donanemab (Kisunla) from Lilly received approval in 2024. Other companies known to be developing therapies with Aβ/amyloid plaque-related targets include Alzheon, Inc., Alzinova AB, Chugai Pharmaceutical Co. Ltd., Cognition Therapeutics, Inc., Eisai Co., Ltd., Eli Lilly and Company, Grifols, S.A., KalGene Pharmaceuticals, Inc., Neurimmune AG, Novartis AG, Acumen Pharmaceuticals Inc., Prothena Biosciences, Inc., Roche Holding AG (including Genentech, its wholly owned subsidiary) and Wren Therapeutics, Inc. Additionally, PMN310, if approved, may also compete with other potential therapies intended to address underlying causes of AD that are being developed by several companies, including AbbVie Inc., AC Immune SA, Alector, Inc., Anavex Life Sciences Corp., Annovis Bio, Inc.,  Athira Pharma, Inc., Biohaven Pharmaceuticals, Inc., Cassava Sciences, Inc., Cortexyme, Inc., Denali Therapeutics, Inc., Johnson & Johnson (including Janssen, its wholly-owned subsidiary) and Takeda Pharmaceutical Co. Ltd.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon members of our senior management, particularly our CEO, Neil Warma, as well as our senior scientists and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our product candidates or any future product candidates.

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

Risks Related to Ownership of Our Common Shares and Our Status as a U.S. Public Company

We are currently not in compliance with Nasdaq’s continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our Common Shares could be delisted, which could affect the market price of our Common Shares and liquidity and reduce our ability to raise capital.

Our Common Shares are currently listed on Nasdaq. We cannot assure you that we will be able to maintain a listing of our Common Shares on any such trading venue. On July 2, 2024, we received written notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(2) because we had not maintained a minimum Market Value of Listed Securities of at least $35 million for the preceding 30 consecutive business days. We subsequently regained compliance as of July 29, 2024.

On January 3, 2025, we received a letter from Nasdaq notifying us that we were no longer in compliance with the $1.00 minimum bid price requirement (the “Bid Price Rule”) for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). Although Nasdaq has granted us 180 calendar days, or until July 2, 2025, to regain compliance with the Bid Price Rule, there can be no assurance that we will regain such compliance and Nasdaq could make a determination to delist our Common Shares. If we are not deemed in compliance with the Bid Price Rule before the expiration of the 180-day compliance period, we may be afforded an additional 180-day compliance period. If necessary to regain compliance with Nasdaq listing standards, we may, subject to approval of our board of directors and stockholders, implement a reverse stock split. However, there can be no assurance that a reverse stock split, or any other alternatives we may consider to regain compliance with the minimum bid price requirement, would be approved or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements, and such reverse stock split may limit our ability to conduct subsequent measures to meet Nasdaq listing criteria in accordance with the new Nasdaq rules.

If Nasdaq delists our Common Shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the Common Shares, reduced liquidity, decreased analyst coverage of the Company, and an inability for us to obtain additional financing to fund our operations. While a listing on an over-the-counter exchange could maintain some degree of a market in our Common Shares, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our Common Shares; reduced liquidity with respect to and decreased trading prices of our Common Shares; a determination that shares of our Common Shares are “penny stock” under the SEC rules, subjecting brokers trading our Common Shares to more stringent rules on disclosure and the class of investors to which the broker may sell the Common Shares; limited news and analyst coverage for our Company, in part due to the “penny stock” rules; decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large stockholders, strategic investors and banks. The perception among investors that we are at heightened risk of delisting could also negatively affect the market price of our securities and trading volume of our common stock.

If compliance is regained, if we fail to satisfy any of Nasdaq’s continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our Common Shares. Such a delisting would likely have a negative effect on the price of our Common Shares and would impair your ability to sell or purchase our Common Shares when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Common Shares to become listed again, stabilize the market price or improve the liquidity of our Common Shares, prevent our Common Shares from dropping below the required minimum bid price or prevent future non-compliance with Nasdaq listing requirements.

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

Based on their shareholdings as of December 31, 2024, our directors, executive officers and beneficial owners of greater than 5% of our outstanding shares and their respective affiliates will beneficially own, in the aggregate, approximately 48.4% of our outstanding Common Shares. As a result, these persons, acting together, would be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions.

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

Our constating documents authorize us to issue an unlimited number of Common Shares and an unlimited number of Preferred Shares. Our Board has the authority to cause us to issue additional Common Shares and Preferred Shares and to determine the special rights and restrictions of the shares of one or more series of our Preferred Shares, each without consent of our shareholders. The issuance of any such securities may result in a reduction of the book value or market price of our Common Shares. Given the fact that we have not achieved profitability or generated positive cash flow historically, and we operate in a capital-intensive industry with significant working capital requirements, we may be required to issue additional Common Shares or other securities that are dilutive to existing shareholders in the future in order to continue our operations. For example, on September 22, 2023, we filed a registration statement on Form S-3 (File No. 333-274658) with the SEC, which was declared effective on September 29, 2023 (Shelf Registration Statement), in relation to the registration of Common Shares, preferred shares, subscription receipts, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our Common Shares, debt securities or other equity securities in one or more offerings. On January 5, 2024, we entered into an At The Market Offering Agreement with BTIG, LLC to provide for the offering, issuance and sale of up to an aggregate amount of $25.0 million of our Common Shares from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof, including the rules applicable to us if our public float as of a measuring date preceding the Annual Report is less than $75 million, which rules we are currently subject to. Sales of Common Shares, debt securities or other equity securities by us may represent a significant percentage of our Common Shares currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our Common Shares under the Shelf Registration Statement or otherwise, the market price of our Common Shares could decline significantly.

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

Provisions of our governing documents and the OBCA may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their Common Shares, and may also frustrate or prevent any attempt by shareholders to change the direction or management. For example, these provisions:

●	require a 66 2/3% majority of shareholder votes cast in favor of a resolution to effect various amendments to the Articles of Incorporation of the Company, as amended (the “articles”);
●	require that in the event of shareholders of the Company vote via written resolution, that such resolution must be signed by all shareholders of the Company entitled to vote on that resolution;
●	establish advance notice requirements for nominations for election to the Board at any annual or special meeting of shareholders of the Company; and
●	Any transaction in which a third-party seeks to acquire our voting securities or equity securities that would result in the acquiror holding greater than 20% of the securities of that class may be governed by Multilateral Instrument 62-104—Take-Over Bids and Issuer Bids (the “Takeover Bid Rules”) promulgated by the Canadian Securities Administrators.

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

Our internal controls over financial reporting are not effective, which could have a material and adverse effect on our business.

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

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. Since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

If we are characterized as a passive foreign investment company (PFIC), U.S. Holders may be subject to adverse U.S. federal income tax consequences.

Based on our current operations, income, assets and certain estimates and projections, including as to the relative values of our assets, including goodwill, which is based on the expected price of our Common Shares, we were not a PFIC for the 2023 taxable year and do not expect to have been a PFIC for the 2024 taxable year.

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

Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity posture or a natural disaster.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, we, like others in our industry, have experienced and expect to continue to experience cybersecurity incidents related to our infrastructure. We, like other organizations, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security incident or breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident or breach was to result in a loss of or damage to our data or applications, systems, or infrastructure, or inappropriate disclosure or misuse of confidential or proprietary information, we could incur material legal claims and liability (including litigation and regulatory actions), financial costs, and damage to our reputation, and the further development of our product candidates could be delayed.

Additionally, the regulatory environment surrounding information security is increasingly demanding, with the frequent imposition of new and changing requirements. Compliance with changes in information security laws and with rapidly evolving industry standards may result in our incurring significant expense due to increased investment in technology and the development of new operational processes related to cybersecurity.

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

Governance Related to Cybersecurity Risks

Our Vice President, Finance and Chief Executive Officer, with the assistance of the Company’s third-party information technology provider, are responsible for the strategic leadership and direction of the Company’s cybersecurity program.

The Board exercises oversight of risks from cybersecurity threats primarily through its Audit Committee. Our Vice President, Finance, with input of other members of Company management and the Company’s information technology provider, periodically makes presentations to the Audit Committee on the Company’s enterprise risk management program, which may address cybersecurity risks and related cyber strategy, as applicable.

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

Shareholders

As of March 29, 2025 there were 103 holders of record of our Common Shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in the 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Ownership and Exchange Controls

There is no limitation imposed by Canadian law or by our Constating Documents on the right of a non-resident to hold or vote our Common Shares.

Recent Sales of Unregistered Securities

The following information represents securities sold by us during the year ended December 31, 2024 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

●	On January 2, 2024, we granted 200,000 Stock Options with an exercise price per Stock Option of $1.17 to certain directors, advisors, executives and employees. No consideration was received by us for this issuance.
●	On July 29, 2024, we completed a PIPE Offering of 9,757,669 PIPE Common Share Units and 4,371,027 Pre-Funded Warrant Units to Selling Shareholders for gross proceeds of approximately $27.7 million before deducting placement agent fees and other offering expenses.
●	On October 3, 2024, we granted 200,000 Stock Options with an exercise price per Stock Option of $1.11 to certain directors, advisors, executives and employees. No consideration was received by us for this issuance.
●	On October 8, 2024, we granted 1,634,460 Stock Options with an exercise price per Stock Option of $1.15 to certain directors, advisors, executives and employees. No consideration was received by us for this issuance.
●	On November 18, 2024, we granted 652,500 Stock Options with an exercise price per Stock Option of $1.00 to certain directors, advisors, executives and employees. No consideration was received by us for this issuance.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of March 31, 2025 for the years ended December 31, 2024 and 2023 and should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2024 and 2023 (collectively, the “Financial Statements”), which have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”) as issued by the Financial Accounting Standards Board (“FASB”). All dollar amounts refer to United States dollars, except as stated otherwise.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates and any future product candidates. We had an operating loss of $16.8 million and $14.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $90.7 million. We expect to continue to incur losses for the foreseeable future and, if able to raise additional funding, would expect our research and development expenses, general and administrative expenses and capital expenditures to increase. In particular, if we are able to raise additional funding we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as continue and initiate new clinical trials, hire additional personnel, and pay fees to outside consultants, lawyers and accountants. In addition, if we obtain marketing approval for any product candidates, we may incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

We expect that our cash of $13.3 million as of December 31, 2024 will not be sufficient to fund the Company’s operating expenses for at least 12 months from the date these Financial Statements were issued. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources.”

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs including salary, bonus, employee-benefits and share-based compensation, costs incurred in development and protection of intellectual property, professional service fees, and other general overhead and facility costs, depreciation, and amortization. We expect our general and administrative expenses to increase substantially for the foreseeable future as we increase our administrative function to support the growth of the business and its continued clinical development activities.

Other Income (Expense)

Other expenses consist primarily of interest expense on certain deferred accounts payable and the loss on issuance of common shares, warrants and pre-funded warrants in the July 2024 Private Placement. Other income consists of changes in the fair value of our warrant liabilities and interest income earned on our cash balances.

Result of Operations

Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years presented:

	Years Ended December 31,
	2024	2023	Change
Operating expenses
Research and development	$10,637,976	$7,883,165	$2,754,811
General and administrative	6,189,502	6,379,568	(190,066)
Total operating expenses	16,827,478	14,262,733	2,564,745
Loss from operations	(16,827,478)	(14,262,733)	2,564,745
Other income (expense)	19,606,351	1,050,251	(18,556,100)
Net income (loss)	$2,778,873	$(13,212,482)	$(15,991,355)

Research and Development Expenses

The following table summarizes the year-over-year changes in research and development expenses for the years presented:

	Years Ended December 31,
	2024	2023	Change
Direct research and development expenses by program
PMN310	$8,275,268	$4,776,411	$3,498,857
ALS	7,850	—	7,850
Platform and other programs	632,003	631,566	437
Indirect research and development expenses:
Employee salaries and benefits	1,540,802	1,426,572	114,230
Share-based compensation	49,405	78,018	(28,613)
Consulting expense	66,021	834,765	(768,744)
Other operating costs	66,627	135,833	(69,206)
Total research and development expenses	$10,637,976	$7,883,165	$2,754,811

Research and development expenses increased by $2.8 million, or 35%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase is primarily attributable to a $3.5 million increase in spending on our lead program, PMN310, as we completed our Phase 1a clinical trial of PMN310 and initiated the Phase 1b clinical trial of PMN310 during the year ended December 31, 2024.  Employee salaries and benefits also increased by $0.1 million as we hired additional personnel in the second half of 2024 to support the Phase 1b study. Consulting expenses decreased by $0.8 million during the year ended December 31, 2024, following the conclusion of various consultants advising on the content and preparation of the IND and design of preclinical and clinical trials, much of which was completed during 2023 in preparation of the 2023 IND submission. Other operating costs decreased slightly by $0.1 million during the year ended December 31, 2024 compared to the year ended December 31, 2023.

General and Administrative Expenses

The following table summarizes the year-over-year changes in general and administrative expenses for the years presented:

	Years Ended December 31,
	2024	2023	Change
Employee salaries and benefits	$969,970	$1,406,930	$(436,960)
Share-based compensation	776,403	190,718	585,685
Professional and consulting fees	3,985,899	4,356,649	(370,750)
Patent expense	304,600	253,269	51,331
Facility-related and other	152,630	172,002	(19,372)
Total general and administrative expenses	$6,189,502	$6,379,568	$(190,066)

General and administrative expenses decreased by $0.2 million, or 3%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Employee salaries and benefits decreased by $0.4 million, primarily due to accrued employee termination costs of $0.5 million in 2023 paid out during the year ended December 31, 2024. The $0.4 million decrease in professional and consulting costs included a $0.8 million decrease in one-time fees related to expensing previously deferred financing costs after abandoning planned offerings during the year ended December 31, 2023, and a $0.4 million decrease in other consulting and business development costs, and a decrease of $0.2 million in investor relations and Board of Director fees. The decrease in professional and consulting costs was offset by an increase of $0.8 million in legal fees and an increase of $0.2 million in audit, tax, and recruiting fees. Share-based compensation costs increased by $0.6 million and patent fees increased by $0.1 million.

Other Income (Expense)

Other income (expense) increased by $18.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to an increase in gain on change in fair value of financial instruments of $22.6 million related to the gain on the change in the July 2024 Private Placement warrant liability, an increase of $0.2 million in interest income due to higher average cash balances during the year ended December 31, 2024 and a decrease of $0.1 million in interest expense, offset by a $3.5 million one-time loss on the issuance of common shares, warrants, and pre-funded warrants issued in the July 2024 Private Placement.

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

In March 2021, we completed a $7.0 million private placement of convertible unsecured debentures (the Debentures). The Debentures were initially convertible into Common Shares at the option of the holder at a conversion price of $6.00 and accrued interest at 1% per annum, which was payable annually. The Debentures were amended and converted into

70,000,000 Series 1 Convertible Preferred Shares in June 2022.  The Series 1 Convertible Preferred Shares were non-voting and non-interest bearing and were convertible at a 60:1 ratio into Common Shares at the option of the holder. In December 2023, the Series 1 Convertible Preferred Shares were converted into 1,166,667 Series 2 Convertible Preferred Shares, which were convertible at a 1:1 ratio into Common Shares at the option of the holder, or upon raising a single round of equity financing in excess of $14 million.

In May 2023, we entered into an agreement with a vendor which gave the option to defer payment on approximately $5.7 million of current accounts payable until March 31, 2024. The outstanding balance of invoices due to the vendor accrued interest at an annual rate of 5.5%, paid monthly. We repaid the outstanding balance of $5.9 million, including unpaid interest, in March 2024.

In August 2023, we completed a private placement of 9,945,969 Common Shares and, in lieu of Common Shares, 954,725 pre-funded warrants, each attached to a Common Share warrant exercisable at a price of $1.75 for gross proceeds of $20.4 million before deducting issuance costs of $2.7 million. Proceeds from the private placement were used to advance the clinical development of PMN310, ProMIS’ lead therapeutic candidate, as well as for working capital and other general corporate expenses. 360,000 pre-funded warrants were exercised for an equivalent number of Common Shares in October 2023.

On September 22, 2023, we filed a registration statement on Form S-3 (File No. 333-274658) with the SEC, which was declared effective on September 29, 2023 (Shelf Registration Statement), in relation to the registration of Common Shares, preferred shares, subscription receipts, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our Common Shares, debt securities or other equity securities in one or more offerings. On January 5, 2024, we entered into an At The Market Offering Agreement with BTIG, LLC to provide for the offering, issuance and sale of up to an aggregate amount of $25.0 million of our Common Shares from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof, including limitations related to the amount we are able to sell pursuant to such ATM Program based on our public float as of a measuring date preceding the filing of our Annual Report. During the year ended December 31, 2024 we sold 75,862 shares for net proceeds of approximately $0.2 million.

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

The Pre-Funded Warrants have an exercise price of $0.01 per Warrant Share, are immediately exercisable and will expire when exercised in full. The Tranche A Common Share purchase warrants have an exercise price of $2.02, are exercisable immediately upon Shareholder Approval (as defined below) and will expire upon the earlier of (i) 18 months or (ii) within 60 days of the public announcement via press release or the filing of a Current Report on Form 8-K of 6-month data from the cohorts treated with multiple ascending doses of PMN310. The Tranche B Common Share purchase warrants have an exercise price of $2.02, are exercisable immediately upon Shareholder Approval (as defined below) and will expire upon the earlier of (i) 30 months or (ii) within 60 days of the public announcement via press release or the filing of a Current Report on Form 8-K of 12-month data from the cohorts treated with multiple ascending doses of PMN310. The Tranche C Common Share purchase warrants have an exercise price of $2.50, are immediately exercisable and will expire on July 31, 2029. Pursuant to Nasdaq Listing Rule 5635(d), the exercise of the Tranche A and Tranche B Common Share purchase warrants is subject to shareholder approval (the “Shareholder Approval”). There is an additional $92.4 million available tied to the potential exercise of warrants. Proceeds from the private placement are expected to be used to advance the clinical development of PMN310, our lead therapeutic candidate, as well as for working capital and other general corporate expenses.

The Company received Shareholder Approval for the Tranche A and Tranche B Warrants on October 23, 2024 at a Special Meeting of Shareholders.

We incurred an operating loss of $16.8 million for the year ended December 31, 2024, and reported an accumulated deficit of $90.7 million. Management believes that these conditions raise substantial doubt as to the Company’s ability to continue as a going concern within 12 months of the date the Financial Statements are issued. Additional funding will be necessary to fund future clinical activities. We will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force us to delay, reduce or eliminate research and development programs and product portfolio expansion or commercialization efforts. These potential delays, reductions and eliminations could adversely affect future business prospects, and the ability to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Years Ended December 31,
	2024	2023	Change
Net cash used in operating activities	$(27,182,095)	$(10,843,676)	$(16,338,419)
Net cash used in investing activities	(693)	(1,349)	656
Net cash provided by financing activities	27,875,809	17,748,800	10,127,009
Effect of exchange rates on cash	—	(181,425)	181,425
Net increase in cash	$693,021	$6,722,350	$(6,029,329)

Cash Flows from Operating Activities

Cash used in operating activities was $27.2 million for the year ended December 31, 2024, which consisted of net income of $2.8 million offset by $18.2 million in non-cash charges and a net change of $11.7 million in our net operating assets and liabilities. The additive non-cash activities primarily consisted of a gain on the change in fair value of financial instruments of $22.6 million, offset by non-cash charges for share-based compensation of $0.8 million and a $3.5 million loss on the issuance of common shares, warrants, and pre-funded warrants in the July 2024 Private Placement. Changes in cash flows related to operating assets and liabilities primarily consisted of a decrease of $6.1 million of accounts payable, a decrease of $1.0 million in accrued liabilities and a $4.6 million increase in prepaid expenses and other current assets, primarily related to the PMN310 Phase 1b clinical trial.

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

Cash Flows from Investing Activities

Cash used in investing activities was nominal during the years ended December 31, 2024 and 2023.

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2024 was $27.9 million which included $27.7 million from the common shares, pre-funded warrants, and common share warrants sold in the July 2024 PIPE and $0.2 million of proceeds from the sale of common shares from the ATM offering.

Cash provided by financing activities during the year ended December 31, 2023 was $17.7 million from the common shares, pre-funded warrants, and common share warrants sold in the August 2023 PIPE.

Critical Accounting Policies and Estimates

Our MD&A is based on our Financial Statements, which have been prepared in accordance with U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our audited consolidated financial statements for the year ended December 31, 2024. The preparation of these Financial Statements in conformity with U.S. GAAP requires our management to make certain judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Financial Statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgement about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, accruals for research and development expenses. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such difference may be material.

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

The percentage of work completed is inherently subject to estimation uncertainty, and the Company uses third-party invoices, contract terms, and support provided directly from third parties, when available, to establish the percentage of completion at each measurement date.  A hypothetical difference in estimated percentage of work completed compared to actual percentage of work completed of 10% for a $1.0 million contract at the measurement date could have a $0.1 million impact on accrued liabilities and research and development expenses. The Company had $0.2 million of accrued research and development costs and $5.1 million of prepaid upfront research payments which had not yet been recognized at December 31, 2024, which is from multiple contracts.

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Foreign Currency Exchange Risk

We are exposed to foreign exchange risk on our non-U.S. dollar denominated cash and non-U.S. dollar denominated liabilities. We do not believe that foreign exchange impacts had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024 or 2023.

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024 or 2023.

Item 8. Financial Statements and Supplementary Data

PROMIS NEUROSCIENCES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of ProMIS Neurosciences Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProMIS Neurosciences Inc. and Subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that ProMIS Neurosciences Inc. and Subsidiary will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit and has suffered net losses and negative cash flows from operations and has an accumulated deficit as of December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Baker Tilly US, LLP We have served as the Company’s auditor since 2021.

Tewksbury, Massachusetts
March 31, 2025

PROMIS NEUROSCIENCES INC.

Consolidated Balance Sheets

(expressed in U.S. dollars, except share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash	$13,291,167	$12,598,146
Short-term investments	33,051	32,358
Prepaid expenses and other current assets	5,587,238	988,641
Total current assets	18,911,456	13,619,145
Total assets	$18,911,456	$13,619,145
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,737,463	$7,843,136
Accrued liabilities	480,962	1,506,526
Total current liabilities	2,218,425	9,349,662
Share-based compensation liability	199,263	422,002
Warrant liability	5,592	94,185
Total liabilities	2,423,280	9,865,849

Commitments and contingencies
Shareholders' equity:
Series 2 Convertible Preferred Shares, no par value, unlimited shares authorized, 0 and 1,166,667 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common shares, no par value, unlimited shares authorized, 32,689,190 and 18,885,254 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	107,546,433	97,590,426
Accumulated other comprehensive loss	(371,184)	(371,184)
Accumulated deficit	(90,687,073)	(93,465,946)
Total shareholders' equity	16,488,176	3,753,296
Total liabilities and shareholders' equity	$18,911,456	$13,619,145

The accompanying notes are an integral part of these consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(expressed in U.S. dollars, except share amounts)

	Years Ended December 31,
	2024	2023
Operating expenses:
Research and development	$10,637,976	$7,883,165
General and administrative	6,189,502	6,379,568
Total operating expenses	16,827,478	14,262,733
Loss from operations	(16,827,478)	(14,262,733)

Other income (expense):
Change in fair value of financial instruments	22,581,477	866,738
Interest expense	(76,775)	(201,390)
Other income	626,184	384,903
Loss on issuance of common shares, warrants, and pre-funded warrants in July 2024 PIPE	(3,524,535)	—
Total other income (expense), net	19,606,351	1,050,251

Net income (loss)	2,778,873	(13,212,482)
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—
Comprehensive income (loss)	$2,778,873	$(13,212,482)

Net income (loss) per share, basic	$0.11	$(1.07)
Net income (loss) per share, diluted	$0.11	$(1.07)

Weighted-average shares outstanding of common shares, basic	25,919,965	12,292,707
Weighted-average shares outstanding of common shares, diluted	26,461,731	12,292,707

The accompanying notes are an integral part of these consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Consolidated Statements of Shareholders’ Equity

(expressed in U.S. dollars, except share amounts)

								Accumulated
							Additional	Other
	Series 1 Preferred Shares		Series 2 Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2023	70,000,000	—	—	—	8,579,284	—	79,101,061	(195,369)	(80,253,464)	(1,347,772)
Share-based compensation	—	—	—	—	—	—	271,542	—		271,542
Proceeds from the issuance of common stock, pre-funded warrants and accompanying common warrants in August 2023 PIPE, net of issuance costs of $2,738,558	—	—	—	—	9,945,969	—	17,745,200	—	—	17,745,200
Exercise of pre-funded warrants	—	—	—	—	360,001	—	3,600	—	—	3,600
Reclassification of USD denominated warrants from warrant liability to additional paid-in capital due to change in functional currency	—	—	—	—	—	—	1,287,400	—	—	1,287,400
Reclassification of CAD denominated warrants from additional paid-in capital to warrant liability due to change in functional currency	—	—	—	—	—	—	(396,375)	—	—	(396,375)
Reclassification of CAD equity-classified stock options to share-based compensation liability due to change in functional currency	—	—	—	—	—	—	(1,435,912)	—	—	(1,435,912)
Re-measurement of liability-classified CAD stock options as of December 31, 2023	—	—	—	—	—	—	1,013,910	—	—	1,013,910
Exchange of Series 1 Convertible Preferred Shares for Series 2 Convertible Preferred Shares	(70,000,000)	—	1,166,667	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	(175,815)	—	(175,815)
Net loss	—	—	—	—	—	—	—	—	(13,212,482)	(13,212,482)
Balance, December 31, 2023	—	—	1,166,667	—	18,885,254	—	97,590,426	(371,184)	(93,465,946)	3,753,296
Share-based compensation	—	—	—	—	—	—	825,808	—	—	825,808
Conversion of Series 2 Convertible Preferred Shares	—	—	(1,166,667)	—	1,166,667	—	—	—	—	—
Issuance of Common Shares from ATM Offering, net of issuance costs	—	—	—	—	75,862	—	190,274	—	—	190,274
Issuance of Common Shares, pre-funded warrants and accompanying Common Share warrants in July 2024 PIPE, net of issuance costs of $2,675,487	—	—	—	—	9,757,669	—	—	—	—	—
Reclassification of July 2024 PIPE warrant liability to additional paid-in capital	—	—	—	—	—	—	8,689,148	—	—	8,689,148
Re-measurement of liability-classified CAD stock options as of December 31, 2024	—	—	—	—	—	—	222,739	—	—	222,739
Issuance of Common Shares from exercise of pre-funded warrants			—	—	2,803,738	—	28,038	—	—	28,038
Net loss	—	—	—	—	—	—	—	—	2,778,873	2,778,873
Balance, December 31, 2024	—	$—	—	$—	32,689,190	$—	$107,546,433	$(371,184)	$(90,687,073)	$16,488,176

The accompanying notes are an integral part of these consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$2,778,873	$(13,212,482)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	825,808	271,542
Foreign currency exchange gain	—	(1,817)
Loss on issuance of common shares, warrants, and pre-funded warrants in July 2024 PIPE	3,524,535
Change in fair value of financial instruments	(22,581,477)	(866,738)
Depreciation of property and equipment	—	321
Amortization of intangible assets	—	20,838
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,598,597)	(187,321)
Accounts payable	(6,105,673)	4,963,218
Accrued liabilities	(1,025,564)	(1,831,237)
Net cash used in operating activities	(27,182,095)	(10,843,676)
Cash flows from investing activities
Purchase of short-term investments	(33,051)	(32,358)
Maturity of short-term investment	32,358	31,009
Net cash used in investing activities	(693)	(1,349)
Cash flows from financing activities
Proceeds from issuance of Common Shares from ATM Offering, net of issuance costs	190,274	—
Proceeds from issuance of common shares, pre-funded warrants and accompanying common warrants from Private Placements, net of issuance costs	27,657,497	17,745,200
Proceeds from exercise of pre-funded warrants	28,038	3,600
Net cash provided by financing activities	27,875,809	17,748,800
Effect of exchange rates on cash	—	(181,425)
Net increase in cash	693,021	6,722,350

Cash at beginning of year	12,598,146	5,875,796
Cash at end of year	$13,291,167	$12,598,146

Noncash financing activities
Deferred share issuance costs related to January 2024 ATM Offering included in accounts payable and accrued liabilities as of December 31, 2023	$—	$195,362
Fair value of noncash compensation warrants issued to placement agents in the August 2023 PIPE	$—	$466,658
Reclassification of historical CAD denominated warrants from equity to liability	$—	$(396,375)
Reclassification of historical USD warrants from liability to equity	$—	$1,287,400
Reclassification of July 2024 PIPE warrants from liability to equity	$8,689,148	$—
Decrease in share-based compensation liability on CAD denominated share options increasing additional paid-in-capital	$222,739	$681,308

Supplemental disclosure of cash flow information
Cash paid for interest	$76,775	$201,390

The accompanying notes are an integral part of these consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Notes to Consolidated Financial Statements

(expressed in U.S. dollars, except share and per share amounts)

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

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (“OBCA”) (“Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. The Company is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (U.S.) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of December 31, 2024, ProMIS USA has had no material activity and has no material financial impact on the Company’s consolidated financial statements.

The success of the Company is dependent on obtaining the necessary regulatory approvals of its product candidates, marketing its products, if approved, and achieving profitable operations. The continuation of the research and development activities and the commercialization of its products, if approved, are dependent on the Company’s ability to successfully complete these activities and to obtain additional financing through a combination of financing activities and operations. It is not possible to predict either the outcome of future research and development or commercialization programs, the Company’s ability to fund these programs, or the related impact of those outcomes on the Company’s ability to continue as a going concern.

Liquidity Risk

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. To date, the Company has not generated revenues from its activities. The Company had an operating loss of $16.8 million for the year ended December 31, 2024 and an accumulated deficit of $90.7 million as of December 31, 2024 and negative cash flows from operations. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these consolidated financial statements are issued.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company has one operating segment and its Chief Executive Officer serves as the CODM. Substantially all of the Company’s assets are located in Canada. Refer to additional Segment Information in Note 10.

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

Following the Company’s voluntary delisting from the Toronto Stock Exchange in July 2023, the Company determined there was a significant change in its facts and circumstances, and completed a reassessment of its functional currency. The Company determined that, as of July 1, 2023, the Company’s functional currency had changed from the C$ to the US$. The Company reassessment included analysis of various factors, including: the Company’s cash flows and expenses denominated primarily in US$, the primary market for the Company’s Common Shares trading in US$ and a majority ownership by U.S. shareholders from financings denominated in US$. The change in functional currency was accounted for prospectively from July 1, 2023 and consolidated financial statements prior to and including the period ended June 30, 2023 were not restated for the change in functional currency.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2024 and 2023, the Company did not have any material cash equivalents.

Short-term Investments

Short-term investments consist of guaranteed certificates of deposit with a maturity greater than 90 days and up to one year at the time of purchase. Accordingly, all short-term investments are classified as current assets in the accompanying consolidated balance sheets. The short-term investment is being held as collateral for the Company’s credit cards.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and short-term investments. Cash is deposited in checking and money market accounts at accredited financial institutions, which at times, may exceed federally insured limits. The short-term investment is deposited in a guaranteed certificate of deposit with an accredited financial institution that guarantees 100% of the original amount invested. As of December 31, 2024, the Company has not experienced any losses on its cash or short-term investments as a result of credit risk.

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

The Company’s warrant liabilities and share-based compensation liability were classified as Level 3 financial instruments for the years ended December 31, 2024 and 2023.

The carrying amounts of prepaid and other current assets, short-term investments, accounts payable, and accrued expenses are generally considered to be representative of their fair value based on the short-term nature of these financial instruments.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No material impairments have been identified as of each of December 31, 2024 and 2023.

Property and Equipment

Property and equipment, net are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset. Laboratory and equipment are depreciated over two to five years. Computer equipment is depreciated over two to three years. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accompanying consolidated balance sheets and any resulting gain or loss is included in loss from operations in the accompanying consolidated statements of operations and comprehensive loss. Expenditures for repairs and maintenance are expensed as incurred. The Company did not have any material property and equipment as of December 31, 2024 and 2023.

Intangible Assets

Definite-lived intangible assets are stated at cost less accumulated amortization and any accumulated impairment losses. An intangible asset’s carrying amount is assessed for impairment whenever there is an indication that the asset may be impaired. The Company’s definite-lived intangible assets consist of acquired rights and patents. Intangible assets are amortized on a straight-line basis over the lesser of the life of the intangible asset or its estimated useful life, which is 15 years. The Company did not have any material intangible assets as of December 31, 2024.

Derivative Liability

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging and Topic 480, Distinguishing Liabilities from Equity. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the accompanying consolidated statements of operations and comprehensive loss as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. The Company did not have any bifurcated derivative liabilities as of December 31, 2024.

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

Warrants

The Company issues warrants on its common shares in connection with financings as well as for compensation of intermediaries and advisors. The Company accounts for warrants as either equity instruments or as liabilities depending on the specific terms of the warrant agreements in accordance with FASB ASC Topic 815, Derivatives and Hedging and Topic 480, Distinguishing Liabilities from Equity. When classified as equity, warrants are recorded within additional paid-in-capital at the time of issuance and are not subsequently remeasured. Warrants identified as meeting the definition of a liability are recognized as a liability and treated in accordance with the derivative liability accounting policy described above. The Company periodically reassesses the appropriateness of the classification of its financial instruments. The Company also issues pre-funded warrants, warrants exercisable for $0.01, which follow the same accounting policy as the common share warrants.

Debt Issuance Costs

Debt issuance costs are specifically identifiable costs associated with issuance of a new debt instrument. Debt issuance costs are reported on the consolidated balance sheets as a direct deduction from the face amount of the related debt. Debt issuance costs are amortized to interest expense using the effective interest method over the term of the related debt.

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

For awards with market conditions in which the award does not vest unless the market condition is met, the Company will incorporate the market condition into the award’s grant date fair value calculation and derive the expected service period using a Monte Carlo simulation. The estimated expense is recognized on a straight-line basis over the derived service period. If the market condition is satisfied during the derived service period, the remaining unrecognized expense will be recognized during the period the market condition is satisfied.

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

Share Issuance Costs

Common share issuance costs are incremental costs directly associated with an offering of securities. These costs typically include fees paid to bankers or underwriters, attorneys, accountants, as well as printers and other third parties. Prior to the effective date of an offering of equity securities, specific incremental costs directly attributable to a proposed or actual offering of securities may be deferred and charged against the gross proceeds of the offering.  The Company capitalizes these deferred financing costs as prepaid expenses and other current assets in the accompanying consolidated balance sheets until the completion of the offering, unless the offering is abandoned, at which time the deferred financing costs will be recognized in the consolidated statements of operations and comprehensive loss.  During the year ended December 31, 2023, the Company recognized general and administrative expenses of $0.8 million related to abandoned offerings and had deferred financing costs of $0.2 million related to the Company’s at-the-market offering in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2023. The Company had no deferred financing costs as of December 31, 2024.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share utilizing the treasury-stock method is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect is dilutive. Potentially dilutive shares result from the assumed potential exercise or conversion of securities, such as convertible debt, share options and warrants, which would result in the issuance of incremental shares of common shares. The proceeds of such exercises or conversions are assumed to have been used to repurchase outstanding stock using the treasury stock method.

Both basic and diluted net income (loss) per share calculations include financial instruments that allow for the purchase of common shares issuable for little to no consideration, including pre-funded warrants.

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

Recently Adopted Accounting Pronouncements

In 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose significant segment expenses and other segment items. ASU 2023-07 also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 became effective for the annual period starting on January 1, 2024, and for the interim periods starting on January 1, 2025.

Significant segment expenses, other segment items, and measures of segment profit or loss are disclosed in Note 10.

Recently Issued Accounting Pronouncements

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

3.FAIR VALUE MEASUREMENTS

The following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,051	$—	$—	$33,051
Total assets measured at fair value	$33,051	$—	$—	$33,051
Liabilities:
Share-based compensation liability	$—	$—	$199,263	$199,263
Warrant liability	$—	$—	$5,592	$5,592
Total liabilities measured at fair value	$—	$—	$204,855	$204,855

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$32,358	$—	$—	$32,358
Total assets measured at fair value	$32,358	$—	$—	$32,358
Liabilities:
Share-based compensation liability	$—	$—	$422,002	$422,002
Warrant liability	—	—	94,185	94,185
Total liabilities measured at fair value	$—	$—	$516,187	$516,187

No transfers between levels have occurred in either reporting period presented. Refer to Note 6 for disclosures related to the warrant liability and Note 8 for disclosures related to share-based compensation liability.

4.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2024	2023
Upfront research payments	$5,087,692	$146,851
Accrued interest and other receivables	78,034	78,637
Insurance	335,976	482,297
Consultants	—	21,535
License fees	38,255	30,472
Deferred financing costs	—	195,632
Miscellaneous	47,281	33,217
Total prepaid expenses and other current assets	$5,587,238	$988,641

5.ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
	2024	2023
Legal	$44,610	$66,254
Deferred financing costs	—	99,883
Accounting	95,182	101,528
Research and development	223,559	691,908
Severance	38,328	518,704
Other	79,283	28,249
Accrued liabilities	$480,962	$1,506,526

In May 2023, the Company entered into an agreement with a vendor which gave the option to defer payment on approximately $5.4 million of current accounts payable and accrued liabilities until March 31, 2024. The outstanding balance of invoices due to the vendor accrued interest at an annual rate of 5.5%, paid monthly. As of December 31, 2023, the amount outstanding under the agreement recorded in accounts payable was $5.7 million. The Company made a cash payment of approximately $5.9 million to settle the entirety of the amount outstanding under the agreement in March 2024.

6.	EQUITY

The Company has authorized an unlimited number of both Common and Preferred shares. As of December 31, 2024 and 2023, the Company had 32,689,190 and 18,885,254 issued and outstanding Common Shares, respectively, and 0 and 1,166,667 issued and outstanding Series 2 Convertible Preferred Shares, respectively. All share classes have no par value.

Common Shares reserved for future issuance consists of the following:

	December 31,
	2024	2023
Warrants	57,141,386	13,595,987
Series 2 Convertible Preferred Shares	—	1,166,667
Options issued and outstanding under stock option plan	3,574,453	898,262
Deferred Share Units granted	1,061	1,061
Common Shares available for grant under stock option plan	2,963,385	471,843
Total Common Shares reserved for future issuance	63,680,285	16,133,820

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

Series 2 Convertible Preferred Shares

In November 2023, the directors of the Company authorized the issuance of an unlimited number of Series 2 Convertible Preferred Shares (“Series 2 Shares”). In December 2023, the Company entered into an agreement with holders of the Company’s Series 1 Convertible Preferred Shares (“Series 1 Shares”) to exchange all 70,000,000 outstanding Series 1 Shares for 1,166,667 Series 2 Shares (an equivalent number of as-converted Common Shares) in exchange for the Series 1 Shareholders waiving their rights under a financing limitation side letter entered into amongst the Company and the Series 1 Shareholders during the August 2023 PIPE. Following the Series 2 exchange, the Company was no longer subject to any financing limitations and there were no longer any Series 1 Shares outstanding.

The Series 2 Shares carry the same rights and privileges as the Series 1 Shares, except the mandatory conversion threshold which was increased as described below. The Company treated the exchange for Series 2 Shares as a modification of the Series 1 Shares and determined there was no material difference in fair value between the Series 2 Shares and the Series 1 Shares, and as such no deemed dividend was recognized in the consolidated financial statements as a result of the exchange.

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

As result of the reassessment the Company determined that 687,591 C$ warrants, originally issued in financing transactions between 2018 and 2020, which were previously classified in permanent equity no longer met the criteria for equity classification.  The C$ warrants were remeasured as of July 1, 2023. The C$ warrants have exercise prices between C$12.00 and C$28.80 and expire between January 2024 and November 2025. The Company measured the fair value of the C$ warrants on July 1, 2023 using a Black Scholes calculation and the resulting fair value of $396,375 was recorded as a reclassification from additional paid-in-capital to warrant liability.  The C$ warrant liability was subsequently re-measured at December 31, 2023 to a fair value of $94,185, with the change in fair value of $302,190 reported in other income in the accompanying consolidated statement of operations and comprehensive income (loss). The C$ warrants liability was re-measured at December 31, 2024 to a fair value of $5,592, with the change in fair value of $88,593 reported in other income in the accompanying consolidated statement of operations and comprehensive income (loss).

The weighted-average values of the significant assumptions used in the Black Scholes valuation of the C$ warrants as of December 31, 2023 included volatility of 131.5%, a risk-free rate of 3.88%, exercise price of C$12.60 and an expected term of 1.8 years. The weighted-average values of the significant assumptions used in the Black Scholes valuation of the C$ warrants as of December 31, 2024 included volatility of 110.2%, a risk-free rate of 2.93%, exercise price of C$12.00 and an expected term of 0.9 years.

July 2024 Private Placement

On July 26, 2024, the Company entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) to raise $30,332,984 in aggregate gross proceeds for the Company (the “July 2024 PIPE”) before deducting $2,675,487 in placement agent fees and other expenses. All gross proceeds were received by the Company as of December 31, 2024.

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

The AB Warrants were classified as liabilities (“AB Warrant Liability”) and recorded at fair value utilizing level 3 inputs at issuance due to the requirement for Shareholder Approval. Under the applicable accounting guidance, the requirement for Shareholder Approval precludes a financial instrument from equity classification, as it cannot be considered indexed to the Company's own stock.  The preclusion is because of the potential of the settlement amount differing than a fixed for fixed option on the Company's shares. The fair value of the AB

Warrant Liability at issuance was determined to be $31,182,033, calculated using a Black Scholes calculation on July 26, 2024 with the following weighted average assumptions: share price of $2.02, the most currently available Nasdaq Official Closing Price for the Company’s Common Shares when the Company entered into the purchase agreements, exercise price of $2.02, volatility of 102.5%, risk-free rate of 4.34%, and a term of 2.1 years.

The Company incurred offering costs totaling $2,675,487 that consisted of placement agent fees and direct incremental legal, advisory, accounting and filing fees relating to the July 2024 PIPE, resulting in net cash proceeds of $27,657,497. The value of the AB Warrants exceeded the net proceeds received. As a result, the entire proceeds and offering costs were allocated to the AB Warrant liability, and also resulted in a loss on issuance of common shares, warrants, and pre-funded warrants of $3,524,535, which was recorded in other income (expense) in the consolidated statements of operations and comprehensive income (loss).

On October 23, 2024, Shareholder Approval for the Tranche A and B Warrants was obtained during the Company’s Special Meeting of Shareholders. Following Shareholder Approval, the Company determined that the AB Warrants met the criteria for equity classification. The Company re-measured the fair value of the AB Warrant Liability at October 23, 2024 to $8,689,149, calculated using a Black Scholes calculation with the following weighted average assumptions: volatility of 100.9%, share price of $0.95, exercise price of $2.02, risk-free rate of 4.10%, and a term of 1.9 years. The change in fair value of the AB Warrant Liability of $22,492,884 was recorded in other income (expense) in the consolidated statements of operations and comprehensive income (loss) and the remaining fair value of $8,689,149 was reclassified from liability to additional paid-in-capital in the consolidated balance sheet.

A summary of warrant liability activity, which are based on level 3 inputs, for the years ended December 31, 2024 and 2023 is as follows:

December 31,
2024
Fair value at December 31, 2023	$94,185
July 2024 PIPE AB Warrant Liability at issuance	31,182,033
Change in fair value of 2024 PIPE AB Warrant Liability	(22,492,884)
Reclassification of 2024 PIPE AB Warrant Liability to equity	(8,689,149)
Change in fair value of C$ warrant liability	(88,593)
Fair value at December 31, 2024	$5,592

December 31,
2023
Fair value at December 31, 2022	$1,859,374
Change in fair value of the warrant liability	(564,548)
Foreign exchange loss	(7,426)
Fair value of US$ warrant liability as of June 30, 2023	1,287,400
Fair value of previously liability-classified US$ warrants reclassified to additional paid-in-capital as of July 1, 2023	(1,287,400)
Fair value of previously equity-classified C$ warrants reclassified to warrant liability as of July 1, 2023	396,375
Change in fair value of C$ warrant liability	(302,190)
Fair value at December 31, 2023	$94,185

August 2023 Private Placement

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

At-the-Market Offering (ATM)

In September 2023, the Company filed a shelf registration statement with the SEC. In conjunction with the shelf registration, the Company entered into an ATM agreement in January 2024 to offer up to $25.0 million of the Company’s Common Shares. During the year ended December 31, 2024, the Company sold 75,862 Common Shares for net proceeds of $190,274 after deducting sales commissions.

7.WARRANTS

As of December 31, 2024, outstanding Common Share warrants and exercise prices related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
C$12.00	279,613	November 2025
US$12.60	524,088	August 2026
US$9.60	146,744	August 2026
US$7.50	345,938	April 2028
US$6.10	69,188	April 2028
US$1.75	11,227,714	February 2029
US$2.02	14,128,696	January 2026
US$2.02	14,128,696	January 2027
US$2.50	14,128,696	July 2029
US$0.01	2,162,013	None
	57,141,386

During the years ended December 31, 2024 and 2023, 407,978 and 100,073 warrants expired without being exercised.

During the years ended December 31, 2024 and 2023, 2,803,738 and 360,000 pre-funded warrants were exercised for an equivalent number of common shares for net proceeds of $28,038 and $3,600, respectively.

8.SHARE-BASED COMPENSATION

2015 Stock Option Plan

The Company maintains the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. In June 2015, the 2015 Option Plan was amended from a fixed option plan to a rolling share option plan pursuant to which the Company is authorized to grant options of up to 20% of its issued and outstanding Common Shares. Share options granted vest at various rates and have a term not exceeding ten years. As of December 31, 2024 and 2023, the Company had 2,963,385 and 471,843 options, respectively, available for grant under the 2015 Option Plan. Share options under the 2015 Option Plan are granted in either US$ or C$. Upon the change in the Company’s functional currency, effective July 1, 2023, C$ share options previously classified as equity were reclassified as liabilities. All grants following the Company’s change in functional currency are in US$.

Canadian Dollar Share Options

The following table summarizes the activity of the C$ share options under the 2015 Option Plan for the years ended December 31, 2024 and 2023. All amounts are denominated in Canadian dollars, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of January 1, 2023	1,043,025	$5.60	6.1	$1,183,860
Granted	—
Forfeited	(143,230)	7.10
Expired	(1,533)	15.76
Outstanding as of December 31, 2023	898,262	$7.58	6.5	$—
Expired	(79,769)	9.16
Outstanding as of December 31, 2024	818,493	7.36	6.6	—
Vested and exercisable as of December 31, 2024	768,319	$7.59	6.6	$—

The aggregate intrinsic value of options outstanding, exercisable, and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares. There were no C$ share options granted during the years ended December 31, 2024 or 2023.

Upon the change in the Company’s functional currency effective July 1, 2023 C$ share options previously classified as equity were reclassified as liabilities. The C$ options were re-measured as of December 31, 2024 and had a fair value of $199,263.

A summary of share-based compensation liability activity, measured using level 3 fair value inputs, for the year ended December 31, 2024 is as follows:

December 31,
2024
Fair value at December 31, 2023	$422,002
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(222,739)
Fair value at December 31, 2024	$199,263

A summary of share-based compensation liability activity for the year ended December 31, 2023 is as follows:

December 31,
2023
Fair value at December 31, 2022	$—
Share-based compensation liability of C$ options at reclassification on change in functional currency	1,768,515
Reduction in share-based compensation expense due to decrease in fair value of share-based compensation liability	(332,603)
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(1,013,910)
Fair value at December 31, 2023	$422,002

The following table summarizes the weighted average of significant assumptions used to calculate the fair value of C$ share options using the Black Scholes option pricing model:

	Period Ended
	December 31,		December 31,		July 1,
	2024		2023		2023
Weighted average fair value of C$ Options	C$	0.26	C$	1.30	C$	2.54
Expected volatility		99.7%		116.3%		83.3%
Risk-free interest rate		4.40%		4.04%		4.30%
Expected dividend yield		—%		—%		—%
Expected term (years)		6.6		6.5		6.8

Expected volatility is based on historical volatility of the Company’s Common Shares over the expected life of the option, as the Company’s options are not readily tradable.

U.S. Dollar Share Options

The Company began making share option grants denominated in US$ following the Company’s change in functional currency in July 2023. The following table summarizes the US$ share options outstanding under the

2015 Option Plan for the years ended December 31, 2024 and 2023. All amounts are denominated in US$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of January 1, 2023	—	$—		$—
Granted	69,000	1.87
Outstanding as of December 31, 2023	69,000	$1.87		$—
Granted	2,686,960	1.11		—
Outstanding as of December 31, 2024	2,755,960	1.13	9.7	—
Vested and exercisable as of December 31, 2024	631,607	$1.17	9.5	$—

The grant date fair value of 2,196,622 and 69,000 US$ share options granted during the years ended December 31, 2024 and 2023, respectively, was estimated using Black Scholes with the following assumptions:

	Period Ended
	December 31,	December 31,
	2024	2023
Weighted average fair value of US$ Options	$0.88	$1.53
Expected volatility	101.7%	101.9%
Risk-free interest rate	3.95%	4.77%
Expected dividend yield	—%	—%
Expected term (years)	5.7	6.1

In October 2024, the Company granted its Chief Executive Officer 490,338 options with an exercise price of $1.15 which will begin vesting if and when the Company’s 10-day VWAP of its Common Shares trading on the Nasdaq Capital Market meets or exceeds $3.45. The Company determined the share price requirement to begin vesting represented a market condition and performed a Monte-Carlo simulation to determine the fair value of the award, discounted for the likelihood of achieving the market condition. The resulting fair value of the option award was $383,000, with $39,344 recognized during the year ended December 31, 2024 in the accompanying consolidated statement of operations and comprehensive income (loss), with the remaining $343,656 expected to be recognized over approximately 2.4 years.

DSU Plan

The Company has a Deferred Share Unit plan (“DSU Plan”) for senior officers. Under the DSU Plan, rights to the Company’s Common Shares may be awarded on a deferred payment basis up to a maximum of 16,666 common share units. Each common share unit will fully vest upon cessation of employment with the Company and then can be redeemed for one common share of the Company by the unitholder. The Company has 1,061 units outstanding as of December 31, 2024.

Share-based Payment Expense

The following table summarizes total share-based compensation for both the C$ and US$ share options included in the Company’s accompanying consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2024	2023
Research and development	$49,405	$80,825
General and administrative	776,403	190,717
Total share-based compensation	$825,808	$271,542

As of December 31, 2024, there was $30,318 of unrecognized share-based compensation liability related to C$ options outstanding but unvested, which is expected to be recognized over weighted-average remaining service period of 1.0 years.  As of December 31, 2024, there was $1,593,563 of unrecognized share-based compensation related to US$ options outstanding, which is expected to be recognized over a weighted-average remaining service period of 2.3 years.

9.INCOME TAXES

As of December 31, 2024 and 2023, the net deferred tax assets have not been recognized in the accompanying consolidated financial statements. A valuation allowance is recognized to reduce the deferred tax asset as it is more likely than not that a tax benefit will not be realized.

The following are the significant components of the Company’s deferred taxes as of December 31:

	2024	2023
Non-capital losses carried forward	$24,850,000	$21,151,000
Research and development expenditures	3,175,000	3,246,000
Investment tax credits	2,043,000	2,088,000
Tax value of technology rights and property and equipment in excess of accounting basis	193,000	221,000
Share issue costs	1,275,000	1,019,000
Non-deductible reserves	10,000	—
Restricted interest and financing expenses	337,000	—
Total deferred income tax assets	31,883,000	27,725,000
Valuation allowance	(31,883,000)	(27,725,000)
Net deferred income tax assets	$—	$—

As of December 31, 2024, the Company has available research and development expenditure credits for income tax purposes of approximately $11,980,000, which may be carried forward without expiration to reduce future taxable income.

As of December 31, 2024, the Company has non-capital income tax loss carry-forwards of approximately $93,772,000 available to reduce future income for income tax purposes. The income tax loss carry-forwards have expiry dates between the years 2026 and 2043.

As of December 31, 2024, the Company has approximately $2,043,000 of non-refundable investment tax credits available to offset future income taxes. The non-refundable investment tax credits have expiry dates between 2025 and 2035.

A reconciliation of the combined federal and provincial statutory income tax rate applied to the net loss for the year to the income tax recovery as of December 31 is as follows:

	2024	2023
Basic combined Canadian statutory income tax rate	26.5%	26.5%
Income tax recovery based on statutory rate	$719,000	$(3,559,000)
Permanent differences	(4,808,000)	(157,000)
Share issue costs recorded, net of equity	(709,000)	(731,000)
Unrecognized benefit of current year tax losses	4,798,000	4,447,000
	$—	$—

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

10.Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment: life science. The life science segment consists of the development of clinical and preclinical product candidates. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the life science segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the life science segment based on net income (loss), which is reported on the income statement as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval.

As such, the CODM uses cash forecast models in deciding how to invest into the life science segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net income (loss) is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024, and 2023:

	Years Ended December 31,
	2024	2023
Operating Expenses:
PMN310 development program costs	$8,275,268	$4,776,411
Other non-employee research and development costs	772,501	1,602,164
Employee costs	3,336,580	3,102,238
Other general and administrative costs	4,443,129	4,781,920
Net Operating Loss:	$16,827,478	$14,262,733
Other segment items(a)	(19,606,351)	(1,050,251)
Net (Income) Loss:	$(2,778,873)	$13,212,482

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net (income) loss:	$(2,778,873)	$13,212,482

(a)Other segment items included in segment (income) loss include changes in warrant liability, interest income, and interest expense, and in 2024 Loss on issuance of common shares, warrants, and pre-funded warrants in July 2024 PIPE

11.RELATED PARTY TRANSACTIONS

UBC Collaborative Research Agreement

In April 2016, the Company entered into a collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In January 2022, the UBC CRA was amended to extend the project for an additional three years, and in December 2024, for an additional 1 year. Aggregate funding under the agreement was increased to a total of C$5,830,000 through February 2026. During the years ended December 31, 2024 and 2023, the Company made cash payments of $587,000 and $588,136, respectively, and incurred costs of $584,226 and $592,810, respectively, which are included in research and development expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

In connection with his appointment, Mr. Warma was also granted (i) an option to purchase 1,144,122 of the Company’s common shares (the “Initial Award”) and (ii) an option to purchase 490,338 of the Company’s common shares (the “Performance Award”). Per the Company’s 2015 Stock Option Plan, the exercise price of each of the Initial Award and the Performance Award is $1.15 per share, the 5-day volume-weighted average price (“VWAP”) as of October 8, 2024. The Initial Award is 25% vested upon grant with the remaining shares vesting ratably over thirty-six months.  The Performance Award shall vest 25% on the date that the 10-day VWAP of the Company’s common shares on the Nasdaq Capital Market exceeds three times the exercise price, with the remainder vesting ratably over the following thirty-six months.  Refer to Note 8, Share-Based Compensation, for further discussion on the Performance Award.

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

Milestone and royalty related amounts that may come due under various agreements are dependent on, among other factors, preclinical safety and efficacy, clinical trials, regulatory approvals and, ultimately, the successful development and commercial launch of a new drug, the outcomes and timings of which are uncertain. Amounts due per the various agreements for milestone payments will accrue once the occurrence of a milestone is likely. Amounts due as royalty payments will accrue as commercial revenues from the product are earned. Through December 31, 2024, no events have occurred that require accrual of any milestone or royalty related amounts.

UBC and the Vancouver Coastal Health Authority Agreement

In April 2016, the Company entered into a three-year, CRA with the UBC and the Vancouver Coastal Health Authority. The agreement was amended various times through November 2021. Refer to Note 11 Related Party Transactions.

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement. The Company made annual license payments of C$25,000 during each of the years ended December 31, 2024 and 2023. Through December 31, 2024 no accruals for royalty payments have been made.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers. The Company currently has directors’ and officers’ insurance.

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

As of December 31, 2024 and 2023, respectively, 2,162,013 and 594,725 Pre-Funded Warrants to purchase common shares for little to no consideration, issued in connection with the August 2023 Private Placement and July 2024 Private Placement (see Note 6), were included in the basic and diluted net income (loss) per share calculation. The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common shareholders:

	Years Ended December 31,
	2024	2023
Numerator:
Net income (loss)	$2,778,873	$(13,212,482)
Denominator:
Basic weighted-average common shares outstanding	25,919,965	12,292,707
Effect of potentially dilutive securities:
Warrants	522,053	—
Stock options	19,713	—
Diluted weighted-average common shares outstanding	26,461,731	12,292,707

Basic net income (loss) per share attributable to common shareholders	$0.11	$(1.07)
Diluted net income (loss) per share attributable to common shareholders	$0.11	$(1.07)

The following outstanding potentially dilutive common shares equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Year Ended
	December 31,
	2024	2023
Options issued and outstanding under stock option plan	3,574,453	967,262
Warrants	54,979,373	13,001,262
Series 2 Convertible Preferred Shares	—	1,166,667
Deferred Share Units	1,061	1,061
Total	58,554,887	15,136,252

14.SUBSEQUENT EVENTS

No subsequent events were identified as of the issuance date of the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2024.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

100

Material Weakness in Internal Control Over Financial Reporting.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company failed to design sufficient and appropriate review controls over certain of its fair value calculations, including the calculation of the fair value of the July 2024 PIPE Warrant Liability during the three months ended September 30, 2024, which could potentially result in a material misstatement that would not be prevented or detected.

Based on this assessment and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective and had not yet been remediated by the end of the period covered by this Annual Report on Form 10-K. However, management believes that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation Measures

To address the material weakness in our internal control over financial reporting, described above, we have put in place a number of measures to remediate the material weakness, including ensuring there are appropriate levels of review in place over the calculation of the fair value of our financial instruments. However, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

101

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be contained in our 2025 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated in this report by reference.

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

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company’s directors, officers, employees and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. It is also the policy of the Company to comply with all insider trading laws and regulations. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

The information required by this item will be contained in our 2025 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2025 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2025 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated in this report by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this item will be contained in our 2025 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated in this report by reference.

Our independent public accounting firm is Baker Tilly US, LLP, Tewksbury, Massachusetts, PCAOB Auditor ID 23.

102

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

103

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

4.2	Form of PIPE Warrant. (incorporated herein by reference to Exhibit 4.2 to ProMIS’ Current Report on Form 8-K filed October 17, 2022).
4.3	Form of Placement Agent Warrant. (incorporated herein by reference to Exhibit 4.3 to ProMIS’ Current Report on Form 8-K filed October 17, 2022).
4.4*	Description of the Registrant’s Securities
4.5	Form of Warrant. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2023).
4.6	Form of Pre-Funded Warrant. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2023).
4.7	Form of Pre-Funded Warrant. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2024).
4.8	Form of Tranche A Warrant. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2024).
4.9	Form of Tranche B Warrant. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2024).
4.10	Form of Tranche C Warrant. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2024).
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

104

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

105

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

106

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

10.40	Form of Non-U.S. Finder’s Warrant Certificate dated November 2019. (incorporated herein by reference to Exhibit 10.40 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.41	Form of Non-U.S. Warrant Certificate dated November 2019. (incorporated herein by reference to Exhibit 10.41 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.42	Form of U.S. Warrant Certificate dated November 2019. (incorporated herein by reference to Exhibit 10.42 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.43	Form of Non-U.S. Warrant Certificate dated November 2020. (incorporated herein by reference to Exhibit 10.43 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.44	Form of Broker Warrant dated August 2021. (incorporated herein by reference to Exhibit 10.44 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.45	Form of Non-U.S. Warrant Certificate dated August 2021. (incorporated herein by reference to Exhibit 10.45 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.46	Form of U.S. Warrant Certificate dated August 2021. (incorporated herein by reference to Exhibit 10.46 to ProMIS’ Form 10 Registration Statement filed June 22, 2022, as amended).
10.47*†+	Employment agreement by and between ProMIS Neurosciences Inc. and Larry Altstiel. Effective March 1, 2025.
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

10.52†

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

10.58†

Employment Agreement between ProMIS Neurosciences Inc. and Mr. Neil Warma, dated as of December 30, 2023. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2024).

10.59†

Employment Agreement with Neil Warma, dated October 8, 2024. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 10, 2024).

10.60	Form of Indemnification Agreement. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 10, 2024).
10.61	Form of Unit Purchase Agreement. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2024).
10.62	Form of Registration Rights Agreement. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2024).

107

16.1

Letter from PricewaterhouseCoopers LLP dated July 28, 2022 to the Securities and Exchange Commission regarding change in certifying accountant. (incorporated herein by reference to Exhibit 16.1 to ProMIS’ Current Report on Form 8-K filed July 29, 2022).

19.1*	Insider trading policy adopted March 27, 2025
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Baker Tilly US, LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
97.1	ProMIS Neurosciences Inc. Clawback Policy. (incorporated herein by reference to Exhibit 97.1 to ProMIS’ 10-K filed April 1, 2024).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101*).

†	Management Contract or compensatory plan or arrangement.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

*	Filed herewith.

108

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2025.

PROMIS NEUROSCIENCES INC.

By:	/s/ Neil Warma
Neil Warma
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2025 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Neil Warma	Chief Executive Officer and Director
Neil Warma	(Principal Executive Officer)

/s/ Daniel Geffken	Chief Financial Officer
Daniel Geffken	(Principal Financial Officer)

/s/ Max Milbury	Vice President, Finance
Max Milbury	(Principal Accounting Officer)

/s/ Eugene Williams	Director
Eugene Williams

/s/ Neil Cashman	Chief Science Officer and Director
Neil Cashman

/s/ Patrick Kirwin	Director
Patrick Kirwin

/s/ Joshua Mandel-Brehm	Director
Joshua Mandel-Brehm

/s/ Maggie Shafmaster	Director
Maggie Shafmaster

/s/ William Wyman	Director
William Wyman

109