Form 10-Q
period 2025-03-31
ProMIS Neurosciences Inc.
filed 2025-05-12
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant had 32,689,190 Common Shares outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

●	the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing or collaboration agreements;
●	tax positions and contingencies; research and development costs; compensation and other selling, general and administrative expense;
●	foreign currency exchange risk;
●	estimated fair value of assets and liabilities; and impairment assessments;
●	the potential impact of increased competition in the markets in which we compete;
●	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
●	our plans and investments in our portfolio as well as implementation of our corporate strategy;
●	the risk that we will maintain enough liquidity to execute our business plan and our ability to continue as a going concern;
●	our expected use of proceeds from sales of our common shares in “at-the-market” offerings and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
●	our efforts to maintain our listing on Nasdaq;
●	the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions;
●	the expectations, development plans and anticipated timelines, including costs and timing of clinical trials, filings and approvals, of our products candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline product candidates, if approved;
●	the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;
●	our ability to finance our operations and business initiatives and obtain funding for such activities;
●	the direct and indirect impact of health crises on our business and operations, including expenses, reserves and allowances, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;

●	the impact of global financial, economic, political and health events, such as rising inflation, market volatility, fluctuating interest rates, capital markets disruptions and international tariffs;
●	the potential impact of healthcare reform in the United States and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product candidates, if approved;
●	the impact of the continued uncertainty of the credit and economic conditions in certain countries and our collection of accounts receivable in such countries;
●	the risk that we become characterized as a passive foreign investment company;
●	our ability to prevent and successfully remediate any significant deficiencies or material weaknesses in internal controls over financial reporting;
●	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
●	the impact of new laws (including tax and tariff policies), regulatory requirements, judicial decisions and accounting standards.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates and intentions expressed in such forward-looking statements. Risks, uncertainties and other factors which may cause the actual results, performance or achievements of ProMIS Neurosciences Inc. (the “Company”), as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include, but are not limited to, the risks described under the heading “Risk Factors Summary” and in Item 1A—“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 (the “Form 10-K”) as well as the risks described in Item 1A—“Risk Factors” in subsequently filed Quarterly Reports on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Balance Sheets

(expressed in US dollars, except share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$8,364,301	$13,291,167
Short-term investments	33,051	33,051
Prepaid expenses and other current assets	5,249,319	5,587,238
Total current assets	13,646,671	18,911,456
Total assets	$13,646,671	$18,911,456
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,200,162	$1,737,463
Accrued liabilities	2,856,086	480,962
Total current liabilities	4,056,248	2,218,425
Share-based compensation liability	113,100	199,263
Warrant liability	5,592	5,592
Total liabilities	4,174,940	2,423,280

Commitments and contingencies
Shareholders' equity:
Common shares, no par value, unlimited shares authorized, 32,689,190 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	107,877,891	107,546,433
Accumulated other comprehensive loss	(371,184)	(371,184)
Accumulated deficit	(98,034,976)	(90,687,073)
Total shareholders' equity	9,471,731	16,488,176
Total liabilities and shareholders' equity	$13,646,671	$18,911,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Operations

(expressed in US dollars, except share amounts)

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Operating expenses:
Research and development	$5,464,250	$2,123,778
General and administrative	1,995,845	1,552,873
Total operating expenses	7,460,095	3,676,651
Loss from operations	(7,460,095)	(3,676,651)

Other income (expense):
Change in fair value of financial instruments	—	(14,132)
Interest expense	—	(76,775)
Other income	112,192	132,470
Total other income (expense), net	112,192	41,563

Net Loss	$(7,347,903)	$(3,635,088)

Net loss per share, basic and diluted	$(0.21)	$(0.19)

Weighted-average shares outstanding of common shares, basic and diluted	34,851,203	19,533,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(expressed in US dollars, except share amounts)

(Unaudited)

						Accumulated
	Series 2 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2024	1,166,667	$—	18,885,254	$—	$97,590,426	$(371,184)	$(93,465,946)	$3,753,296
Share-based compensation expense	—	—	—	—	63,584	—	—	63,584
Issuance of Common Shares from ATM Offering	—	—	75,862	—	190,274	—	—	190,274
Re-measurement of liability-classified CAD stock options as of March 31, 2024	—	—	—	—	(294,967)	—	—	(294,967)
Net loss	—	—	—	—	—	—	(3,635,088)	(3,635,088)
Balance, March 31, 2024	1,166,667	$—	18,961,116	$—	$97,549,317	$(371,184)	$(97,101,034)	$77,099

						Accumulated
	Series 2 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2025	—	$—	32,689,190	$—	$107,546,433	$(371,184)	$(90,687,073)	$16,488,176
Share-based compensation expense	—	—	—	—	245,295	—	—	245,295
Re-measurement of liability-classified CAD stock options as of March 31, 2025	—	—	—	—	86,163	—	—	86,163
Net income	—	—	—	—	—	—	(7,347,903)	(7,347,903)
Balance, March 31, 2025	—	$—	32,689,190	$—	$107,877,891	$(371,184)	$(98,034,976)	$9,471,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(expressed in US dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net Loss	$(7,347,903)	$(3,635,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	245,295	63,584
Change in fair value of warrant liability	—	14,133
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	337,919	(30,328)
Accounts payable	(537,301)	(6,439,544)
Accrued liabilities	2,375,124	(264,204)
Net cash used in operating activities	(4,926,866)	(10,291,447)
Cash flows from financing activities
Proceeds from issuance of Common Shares from ATM Offering, net of issuance costs	—	190,274
Net cash provided by financing activities	—	190,274

Net decrease in cash	(4,926,866)	(10,101,173)

Cash at beginning of period	13,291,167	12,598,146
Cash at end of period	$8,364,301	$2,496,973

Noncash financing activities
(Decrease) increase in share-based compensation liability on CAD denominated share options (increasing) decreasing additional paid-in-capital	$(86,163)	$294,967

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$76,775

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

The Company is developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins. The Company's product candidates are PMN310, PMN267, and PMN442. The lead product candidate is PMN310, a monoclonal antibody designed to treat AD by selectively targeting toxic, misfolded oligomers of amyloid-beta. PMN267 is our second lead product candidate targeting ALS. It has been shown in preclinical studies to selectively recognize misfolded, cytoplasmic TDP 43 aggregates without interacting with normal TDP 43. Misfolded TDP 43 is believed to play an important role in the development of ALS. In light of research suggesting that misfolded toxic alpha-synuclein (a-syn) is a primary driver of disease in synucleinopathies such as MSA and Parkinson’s disease, our third lead product candidate, PMN442, has shown robust binding to pathogenic a-syn oligomers and seeding fibrils in preclinical studies, with negligible binding to a-syn monomers and physiologic tetramers which are required for normal neuronal function.

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (“OBCA”) (“Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. The Company is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (US) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of March 31, 2025, ProMIS USA has had no material activity and has no material financial impact on the Company’s unaudited consolidated financial statements.

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

Liquidity Risk

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues from its activities. The Company had a net loss of $7.3 million for the three months ended March 31, 2025, an accumulated deficit of $98.0 million as of March 31, 2025, and negative cash flows from operations of $4.9 million. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these unaudited condensed consolidated financial statements are issued.

The Company will require additional funding to conduct future clinical activities. The Company will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on acceptable terms, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could force delays, reduce or eliminate research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect future business prospects, and the ability to continue operations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024, which are included with the Company’s Annual Report on Form 10-K and related amendments filed with the United States Securities Exchange Commission (“SEC”). Furthermore, the Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the years ended December 31, 2024 and 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC. Since the date of those audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations, and cash flows. The December 31, 2024 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses. Actual results could differ from those estimates, and such differences could be material to the unaudited condensed consolidated financial statements.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company has one operating segment and its Chief Executive Officer serves as the CODM. Substantially all of the Company’s assets are located in Canada. Refer to additional Segment Information in Note 9.

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

Recently Adopted Accounting Pronouncements

In the Company’s 2024 Annual Report on Form 10-K, the Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) for the annual period ended December 31, 2024. ASU 2023-07 requires public entities to disclose significant segment expenses and other segment items for both interim and annual periods. For interim periods, ASU 2023-07 also requires all disclosures about a reportable segment’s profit or loss and assets that were previously required annually. These disclosures are included in Note 9, “Segment Reporting.”

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 became effective for the annual period starting on January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s income tax disclosures.

Recently Issued Accounting Pronouncements

In 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220- 40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities, among other items, to disclose in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. ASU 2024-03 becomes effective for the annual period starting on January 1, 2027 and interim periods starting on January 1, 2028. The Company is in the process of analyzing the impact that the adoption of ASU 2024-03 will have on its disclosures.

3.	FAIR VALUE MEASUREMENTS

The following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,051	$—	$—	$33,051
Total assets measured at fair value	$33,051	$—	$—	$33,051
Liabilities:
Share-based compensation liability	$—	$—	$113,100	$113,100
Warrant liability	$—	$—	$5,592	$5,592
Total liabilities measured at fair value	$—	$—	$118,692	$118,692

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,051	$—	$—	$33,051
Total assets measured at fair value	$33,051	$—	$—	$33,051
Liabilities:
Share-based compensation liability	$—	$—	$199,263	$199,263
Warrant liability	—	—	5,592	5,592
Total liabilities measured at fair value	$—	$—	$204,855	$204,855

No transfers between levels have occurred in either reporting period presented. Refer to Note 6 for disclosures related to the warrant liability and Note 8 for disclosures related to share-based compensation liability.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2025	2024
Upfront research payments	$4,870,830	$5,087,692
Accrued interest and other receivables	54,557	78,034
Insurance	212,556	335,976
License fees	88,921	38,255
Miscellaneous	22,455	47,281
Total prepaid expenses and other current assets	$5,249,319	$5,587,238

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
	2025	2024
Legal	$67,663	$44,610
Accounting	86,765	95,182
Research and development	2,244,975	223,559
Severance	421,525	38,328
Other	35,158	79,283
Accrued liabilities	$2,856,086	$480,962

6.	EQUITY

The Company has authorized an unlimited number of both Common and Preferred Shares. As of March 31, 2025 and December 31, 2024, the Company had 32,689,190 issued and outstanding Common Shares. The Common Shares have no par value.

Common Shares reserved for future issuance consists of the following:

	March 31,	December 31,
	2025	2024
Warrants	57,141,386	57,141,386
Options issued and outstanding under stock option plan	3,565,859	3,574,453
Deferred Share Units granted	1,061	1,061
Common Shares available for grant under stock option plan	2,971,979	2,963,385
Total Common Shares reserved for future issuance	63,680,285	63,680,285

The preferences, privileges and rights of the Common Shares are as follows:

Voting

Subject to any special voting rights or restrictions, holders of Common Shares entitled to vote shall have one vote per share.

Dividends

The Company’s Board of Directors may from time to time declare and authorize payment of dividends, if any, as they may deem advisable and need not give notice of such declaration to any shareholder. Subject to the rights of common shareholders, if any, holding shares with specific rights as to dividends, all dividends on Common Shares shall be declared and paid according to the number of such shares held.

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

As result of the reassessment the Company determined that 687,591 C$ warrants, originally issued in financing transactions between 2018 and 2020, which were previously classified in permanent equity no longer met the criteria for equity classification.  The C$ warrants were remeasured as of July 1, 2023. During the year ended December 31, 2024, 407,978 of the C$ warrants expired unexercised.

The outstanding C$ warrants as of March 31, 2025 have an exercise price of C$12.00 and expire in November 2025. The C$ warrant liability was remeasured at December 31, 2023 to a fair value of $94,185. The C$ warrant liability was remeasured at March 31, 2024 to a fair value of $108,318, with the change in fair value of $14,132 reported in other income in the accompanying unaudited condensed consolidated statement of operations. The C$ warrant liability activity for the three-month period ended March 31, 2025 was not material.

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

The Company incurred offering costs totaling $2,675,487 that consisted of placement agent fees and direct incremental legal, advisory, accounting and filing fees relating to the July 2024 PIPE, resulting in net cash proceeds of $27,657,497. The value of the AB Warrants exceeded the net proceeds received. As a result, the entire proceeds and offering costs were allocated to the AB Warrant liability, and also resulted in a loss on issuance of common shares, warrants, and pre-funded warrants of $3,524,535, which was recorded in other income (expense) in the consolidated statements of operations.

On October 23, 2024, Shareholder Approval for the Tranche A and B Warrants was obtained during the Company’s Special Meeting of Shareholders. Following Shareholder Approval, the Company determined that the AB Warrants met the criteria for equity classification. The Company re-measured the fair value of the AB Warrant Liability at October 23, 2024 to $8,689,149, calculated using a Black Scholes calculation with the following weighted average assumptions: volatility of 100.9%, share price of $0.95, exercise price of $2.02, risk-free rate of 4.10%, and a term of 1.9 years. The change in fair value of the AB Warrant Liability of $22,492,884 was recorded in other income (expense) in the consolidated statements of operations and the remaining fair value of $8,689,149 was reclassified from liability to additional paid-in-capital in the consolidated balance sheet.

A summary of C$ and 2024 PIPE AB warrant liability activity for the year ended December 31, 2024 is as follows:

December 31,
2024
Fair value at December 31, 2023	$94,185
July 2024 PIPE AB Warrant Liability at issuance	31,182,033
Change in fair value of 2024 PIPE AB Warrant Liability	(22,492,884)
Reclassification of 2024 PIPE AB Warrant Liability to equity	(8,689,149)
Change in fair value of C$ warrant liability	(88,593)
Fair value at December 31, 2024	$5,592

There was no material warrant liability activity during the three months ended March 31, 2025.

At-the-Market Offering (ATM)

In September 2023, the Company filed a shelf registration statement with the SEC. In conjunction with the shelf registration, the Company entered into an ATM agreement in January 2024 to offer up to $25.0 million of the Company’s Common Shares. During the three months ended March 31, 2024, the Company sold 75,862 Common Shares for net proceeds of $190,274 after deducting sales commissions. No Common Shares were sold during the three months ended March 31, 2025.

7.	WARRANTS

As of March 31, 2025, outstanding Common Share warrants and exercise prices related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
C$12.00	279,613	November 2025
US$2.02	14,128,696	January 2026
US$12.60	524,088	August 2026
US$9.60	146,744	August 2026
US$2.02	14,128,696	January 2027
US$7.50	345,938	April 2028
US$6.10	69,188	April 2028
US$1.75	11,227,714	February 2029
US$2.50	14,128,696	July 2029
US$0.01	2,162,013	None
	57,141,386

There were no warrant exercises in the three months ended March 31, 2025 or 2024.

8.	SHARE-BASED COMPENSATION

2015 Stock Option Plan

The Company maintains the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. In June 2015, the 2015 Option Plan was amended from a fixed option plan to a rolling share option plan pursuant to which the Company is authorized to grant options of up to 20% of its issued and outstanding Common Shares. Share options granted vest at various rates and have a term not exceeding ten years. As of March 31, 2025 and December 31, 2024, the Company had 2,971,979 and 2,963,385 options, respectively, available for grant under the 2015 Option Plan. Share options under the 2015

Option Plan are granted in either US$ or C$. Upon the change in the Company’s functional currency, effective July 1, 2023, C$ share options previously classified as equity were reclassified as liabilities. All grants following the Company’s change in functional currency are in US$.

Canadian Dollar Share Options

The following table summarizes the C$ share options outstanding under the 2015 Option Plan for the three months ended March 31, 2025. All amounts are denominated in C$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of January 1, 2024	898,262	$7.58	6.5	$—
Expired	(79,769)	9.16
Outstanding as of December 31, 2024	818,493	7.36	6.6	—
Outstanding as of March 31, 2025	818,493	7.24	6.5	—
Vested and exercisable as of March 31, 2025	779,095	$7.43	6.5	$—

The aggregate intrinsic value of options outstanding and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares when the exercise price is below fair value.  There were no C$ options exercised or granted during the three months ended March 31, 2025

Upon the change in the Company’s functional currency effective July 1, 2023 C$ share options previously classified as equity were reclassified as liabilities. The C$ options were re-measured as of March 31, 2025 and had a fair value of $113,100.

A summary of share-based compensation liability activity, measured using level 3 fair value inputs, for the period ended March 31, 2025 is as follows:

March 31,
2025
Fair value at December 31, 2024	$199,263
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(86,163)
Fair value at March 31, 2025	$113,100

A summary of share-based compensation liability activity, measured using level 3 fair value inputs, for the year ended December 31, 2024 is as follows:

December 31,
2024
Fair value at December 31, 2023	$422,002
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(222,739)
Fair value at December 31, 2024	$199,263

The following table summarizes the weighted average of significant assumptions used to calculate the fair value of C$ share options outstanding and exercisable as of March 31, 2025 and December 31, 2024:

	Period Ended
	March 31,		December 31,
	2025		2024
Weighted average fair value of C$ Options	C$	0.15	C$	0.26
Expected volatility		97.0%		99.7%
Risk-free interest rate		4.07%		4.40%
Expected dividend yield		—%		—%
Expected term (years)		6.5		6.6

Expected volatility is based on historical volatility of the Company’s Common Shares over the expected life of the option, as the Company’s options are not readily tradable.

US Dollar Share Options

The Company began making share option grants denominated in US$ following the Company’s change in functional currency in July 2023. The following table summarizes the US$ share options outstanding under the 2015 Option Plan for the three months ended March 31, 2025. All amounts are denominated in US$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of January 1, 2024	69,000	$1.87		$—
Granted	2,686,960	1.11
Outstanding as of December 31, 2024	2,755,960	1.13		—
Forfeited	(8,594)	1.87
Outstanding as of March 31, 2025	2,747,366	1.13	9.5	—
Vested and exercisable as of March 31, 2025	723,570	$1.17	9.3	$—

During the three months ended March 31, 2025, the Company did not grant any US$ share options and there were no US$ share options exercised.

DSU Plan

The Company has a Deferred Share Unit plan (“DSU Plan”) for senior officers. Under the DSU Plan, rights to the Company’s Common Shares may be awarded on a deferred payment basis up to a maximum of 16,666 common share units. Each common share unit will fully vest upon cessation of employment with the Company and then can be redeemed for one common share of the Company by the unitholder. The Company has 1,061 units outstanding as of March 31, 2025.

Share-based Payment Expense

The following table summarizes total share-based compensation included in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
	2025	2024
Research and development	$37,674	$3,812
General and administrative	207,621	59,772
Total share-based compensation	$245,295	$63,584

As of March 31, 2025, there was $15,856 of unrecognized share-based compensation liability related to C$ options outstanding but unvested, which is expected to be recognized over weighted-average remaining service period of 1.0 years. There was $1,335,092 of unrecognized share-based compensation expense related to US$ options outstanding but unvested, which is expected to be recognized over the remaining service period of 2.5 years.

The Company is presently proposing a new equity incentive plan (“2025 Option Plan”) for shareholder vote at its June 2025 Annual Meeting of Shareholders. If approved by the shareholders, the new 2025 Option Plan would replace the 2015 Option Plan, which would be terminated. All options outstanding under the 2015 Option Plan would be incorporated into the 2025 Option Plan.

9.	SEGMENT REPORTING

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the periods ended March 31, 2025, and 2024:

	Period Ended March 31,
	2025	2024
Operating Expenses:
PMN310 development program costs	$4,726,340	$1,549,310
Other non-employee research and development costs	277,916	224,352
Employee costs	1,443,067	581,010
Other general and administrative costs	1,012,772	1,321,979
Net Operating Loss:	$7,460,095	$3,676,651
Other segment items(a)	(112,192)	(41,563)
Net Loss:	$7,347,903	$3,635,088

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss:	$7,347,903	$3,635,088

(a)Other segment items included in segment loss include changes in warrant liability, interest income, and interest expense

10.	RELATED PARTY TRANSACTIONS

UBC Collaborative Research Agreement

In April 2016, the Company entered into a collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In January 2022, the UBC CRA was amended to extend the project for an additional three years, and in December 2024, for an additional 1 year. Aggregate funding under the agreement was increased to a total of C$5,830,000 through February 2026. During the three months ended March 31, 2025 and 2024, the Company made cash payments of $139,440 and $149,160 and incurred costs of $139,147 and $144,380, respectively, which are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

11.	COMMITMENTS AND CONTINGENCIES

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

UBC and the Vancouver Coastal Health Authority Agreement

In April 2016, the Company entered into a three-year, CRA with the UBC and the Vancouver Coastal Health Authority. The agreement was amended various times through January 2022, extending the agreement through 2026. Refer to Note 10 Related Party Transactions.

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement.  The Company made annual license payments of C$25,000 during the three months ended March 31, 2025 and 2024. Through March 31, 2025, no accruals for royalty payments have been made.

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

12.	NET LOSS PER SHARE

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

As of March 31, 2025, 2,162,013 outstanding Pre-Funded Warrants to purchase common shares for little to no consideration were included in the basic and diluted net loss per share calculation. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(7,347,903)	$(3,635,088)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	34,851,203	19,533,976
Net loss per share attributable to common shareholders, basic and diluted	$(0.21)	$(0.19)

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended
	March 31,
	2025	2024
Options issued and outstanding under stock option plan	3,565,859	1,152,597
Warrants	54,979,373	12,861,604
Series 2 Convertible Preferred Shares	—	1,166,667
Deferred Share Units	1,061	1,061
Total	58,546,293	15,181,929

13.	SUBSEQUENT EVENTS

The Company did not identify any subsequent events through May 12, 2025, the date these unaudited condensed consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of May 12, 2025 for the three months ended March 31, 2025 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 and 2023 included in the Company’s Annual Report on Form 10-K and the unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 included in this Quarterly Report on Form 10-Q (collectively, the “Financial Statements”), which have been prepared by management in accordance with GAAP as issued by the FASB. All dollar amounts refer to United States dollars, except as stated otherwise.

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

We are developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins. Our product candidates are PMN310, PMN267, and PMN442. Our lead product candidate is PMN310, a monoclonal antibody designed to treat AD by selectively targeting toxic, misfolded oligomers of amyloid-beta. PMN267 is our second lead product candidate targeting ALS. It has been shown in preclinical studies to selectively recognize misfolded, cytoplasmic TDP-43 aggregates without interacting with normal TDP-43. Misfolded TDP-43 is believed to play an important role in the development of ALS. In light of research suggesting that misfolded toxic alpha-synuclein (a-syn) is a primary driver of disease in synucleinopathies such as MSA and Parkinson’s disease, our third lead product candidate, PMN442 has shown robust binding to pathogenic a-syn oligomers and seeding fibrils in preclinical studies, with negligible binding to a-syn monomers and physiologic tetramers which are required for normal neuronal function. We also have earlier stage preclinical programs and a project to refine our discovery algorithm using machine learning as highlighted in the “Other Key Projects” section below.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual licensing and/or commercialization of our product candidates and any future product candidates. Our net losses were $7.3 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $98.0 million. We had negative cash flows from operations of $4.9 million for the three months ended March 31, 2025. We expect to continue to incur net losses for the foreseeable future and, if able to raise additional funding, would expect our research and development expenses, general and administrative expenses and capital expenditures to increase. In particular, if we are able to raise additional funding, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as initiate clinical trials, hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a clinical-stage public company. In addition, if we obtain marketing approval for any product candidates, we may incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses should we in-license or acquire additional product candidates.

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

We expect that our cash of $8.4 million as of March 31, 2025 will not be sufficient to fund the Company’s operating expenses for at least 12 months from the date these Financial Statements were issued. This raises substantial about regarding our ability to continue as a going concern. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources.”

Program Updates

ProMIS lead program PMN310: Potential Next Generation Therapy for Alzheimer’s Disease

PMN310, a monoclonal antibody selective for toxic amyloid-beta oligomers in AD, is our lead product candidate. We successfully completed our Phase 1a clinical trial with PMN310 and commenced our Phase 1b clinical trial (“PRECISE-AD”) in December 2024.

PRECISE-AD is a randomized, double-blind, placebo-controlled, multiple ascending dose (“MAD”) study of PMN310 to evaluate safety, tolerability, pharmacokinetics (“PK”), pharmacodynamics, and preliminary efficacy of multiple intravenous infusions of PMN310 in patients with early AD. The study will also evaluate key biomarkers and clinical measures of efficacy to gather data on PMN310’s therapeutic potential. PRECISE-AD plans to enroll approximately 100 subjects across 22 active sites in the United States. Eligible patients will be dosed monthly at one of three dose levels (5, 10, 20 mg/kg) or placebo over 12 months with assessment of safety, tolerability, PK, and pharmacodynamic blood-and brain-based markers of treatment effect at baseline and every three months. Frequent MRI scans will be conducted throughout to monitor for any emergence of amyloid-related imaging abnormalities (“ARIA”).

Safety will be a primary outcome with particular emphasis on assessing the expectation that, as a non-plaque binder, PMN310 will have a reduced risk of ARIA compared to other Ab-directed antibodies. PRECISE-AD is expected to provide 95% confidence for detection of ARIA. The study has been designed with a sample size intended to provide sufficient power to provide meaningful insight into effects of PMN310 on biomarkers of disease and clinical outcomes. PRECISE-AD will be the first study to examine the effects of a monoclonal antibody directed solely against AβO on biomarkers associated with AD pathology and clinical outcomes.

Expenditures for PMN310 in the three months ended March 31, 2025 were approximately $4.7 million, not including allocations of senior management time.

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

Multiple system atrophy (MSA) – PMN442

ProMIS has selected a novel monoclonal antibody (PMN442) as a lead candidate for MSA and other synucleinopathies based on its selective binding and protective activity against pathogenic forms of alpha-synuclein. PMN442 has been humanized in a human IgG1 framework and is ready to progress to IND-enabling studies, subject to availability of sufficient resources.

Other key projects

We continue to progress with other key projects, in addition to our top priorities PMN310, PMN267, and PMN442. With respect to the amyloid vaccine program, mouse studies have provided data guiding the development of an AD vaccine against toxic Aβ oligomers leading to the selection of a lead candidate, PMN311, consisting of a dominant conformational peptide epitope conjugated to a carrier protein in formulation with an adjuvant. Similarly, mouse vaccination studies with a-syn vaccine candidates utilizing our peptide antigens to target pathogenic a-syn enabled the selection of our lead vaccine candidate, PMN400, against multiple synucleinopathies including MSA, Parkinson’s disease and Lewy body dementia.  Assessment of the protective activity of the vaccine in mouse models of synucleinopathies is ongoing.

Our proprietary technology employs computational algorithmic prediction of protein misfolding to identify disease-specific epitopes (DSEs) to which selective antibodies can be raised.  An effort is underway to update the algorithms with machine learning capabilities to accelerate our ability to identify and patent DSEs and antibodies, across neurodegenerative diseases as well as other therapeutic areas.

Recent Corporate Highlights

●	First patients dosed in the Phase 1b PRECISE-AD trial of PMN310 in AD
●	Participation in the 37th annual Roth Conference by Neil Warma, CEO
●	Participation in the Guggenheim Securities SMID Cap Biotech Conference by Neil Warma, CEO
●	Release of pre-print on Research Gate, “Development of a targeted BioPROTAC degrader selective for misfolded SOD1”, https://www.researchsquare.com/article/rs-6070925/v1
●	Online presentation of a poster and two talks at the Alzheimer’s Disease/Parkinson’s Disease (AD/PD) 2025 International Conference
o	Poster “Selective Targeting of Pathogenic TDP-43 with Misfolding-Specific Monoclonal Antibodies and Intrabodies Against a Pathogenic Loss-of-Structure Epitope in the N-terminal Domain” delivered by Dr. Neil Cashman, CSO
o	Oral presentation “Novel Approach to Optimization of Alpha-Synuclein Vaccine Composition for Maximal Targeting of Toxic Alpha-Synuclein Species” delivered by Dr. Johanne Kaplan, CDO
o	Oral presentation “Rational Design of Alzheimer’s Vaccine to Maximize Selective Targeting of Toxic Amyloid-Beta Oligomers” delivered by Dr. Johanne Kaplan, CDO
●	Six patents allowed or granted providing IP protection around the ProMIS discovery platform and the amyloid-beta and alpha-synuclein programs
●	Presentation of two posters at the American Academy of Neurology (AAN) 2025 Annual Meeting by Dr. Johanne Kaplan, CDO
o	Novel Approach to Optimization of Alzheimer’s Vaccine Configuration for Maximal Targeting of Toxic Amyloid-Beta Oligomers
o	Rational Design of a Vaccine for Synucleinopathies Using Computationally-Derived Conformational B cell Epitopes to Selectively Target Pathogenic Alpha-Synuclein Species

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

Three Months Ended March 31, 2025 and 2024

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses
Research and development	$5,464,250	$2,123,778	$3,340,472
General and administrative	1,995,845	1,552,873	442,972
Total operating expenses	7,460,095	3,676,651	3,783,444
Loss from operations	(7,460,095)	(3,676,651)	(3,783,444)
Other income/(expense)	112,192	41,563	(70,629)
Net income (loss)	$(7,347,903)	$(3,635,088)	$(3,712,815)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
Direct research and development expenses by program:
PMN310	$4,726,340	$1,549,310	$3,177,030
Platform and other programs	150,278	195,862	(45,584)
Indirect research and development expenses:
Employee salaries and benefits	422,320	346,304	76,016
Share-based compensation	37,674	3,812	33,862
Consulting expense	111,132	13,325	97,807
Other operating costs	16,506	15,165	1,341
Total research and development expenses	$5,464,250	$2,123,778	$3,340,472

Research and development expenses increased by $3.3 million, or 157%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase is largely attributable to a $3.2 million increase in direct research and development expenses relate to the PMN310 phase 1b trial, which commenced in late 2024 and is ongoing in 2025. Employee and consulting costs also increased by $0.1 million each.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
Employee salaries and benefits	$775,452	$171,122	$604,330
Share-based compensation	207,621	59,772	147,849
Professional and consulting fees	833,389	1,252,486	(419,097)
Patent expense	50,199	57,662	(7,463)
Facility-related and other	129,184	11,832	117,352
Total general and administrative expenses	$1,995,845	$1,552,874	$442,971

General and administrative expenses increased by $0.4 million, or 29%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Employee salaries and benefits increased by $0.6 million due to the recognition of $0.5 million in severance costs during the three months ended March 31, 2025. Professional and consulting fees decreased by $0.4 million, primarily driven by a decrease of $0.3 million in legal fees, $0.2 million in investor and shareholder relations costs, and $0.1 million in audit and tax fees, offset by an increase of $0.1 million in recruiting costs. Share-based compensation expense increased by $0.1 million. Facility-related and other costs increased by $0.1 million.

Other Income (Expense)

Other income increased by $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by a decrease of $0.1 million in interest expense.

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

On September 22, 2023, we filed a registration statement on Form S-3 (File No. 333-274658) with the SEC, which was declared effective on September 29, 2023 (Shelf Registration Statement), in relation to the registration of Common Shares, preferred shares, subscription receipts, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our Common Shares, debt securities or other equity securities in one or more offerings. On January 5, 2024, we entered into an At The Market Offering Agreement with BTIG, LLC to provide for the offering, issuance and sale of up to an aggregate amount of $25.0 million of our Common Shares from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof, including limitations related to the amount we are able to sell pursuant to such ATM Program based on our public float as of a measuring date preceding the filing of our Annual Report. During the year ended December 31, 2024 we sold 75,862 shares for net proceeds of approximately $0.2 million. No shares have been sold in the three months ended March 31, 2025.

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

The Company received Shareholder Approval for the Tranche A and Tranche B Warrants on October 23, 2024 at a Special Meeting of Shareholders.

We incurred a net loss of $7.3 million for the three months ended March 31, 2025, reported an accumulated deficit of $98.0 million as of March 31, 2025, and had negative cash flows from operations of $4.9 million for the three months ended March 31, 2025. Management believes that these conditions raise substantial doubt as to the Company’s ability to continue as a going concern within 12 months of the date the Financial Statements are issued. Additional funding will be necessary to fund future clinical activities and to pay down our existing liabilities. We will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, changing macroeconomic factors including, but not limited to, rising interest rates, uncertainties in the banking industry and inflation have diminished certain opportunities to obtain funding in the current market environment. There is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force us to delay, reduce or eliminate research and development programs and product portfolio expansion or commercialization efforts. These potential delays, reductions and eliminations could adversely affect future business prospects, and our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
Net cash used in operating activities	$(4,926,866)	$(10,291,447)	$5,364,581
Net cash provided by financing activities	—	190,274	(190,274)
Net decrease in cash	$(4,926,866)	$(10,101,173)	$5,174,307

Cash Flows from Operating Activities

Cash used in operating activities was $4.9 million for the three months ended March 31, 2025, which consisted of a net loss of $7.3 million, decreased by share-based compensation of $0.2 million and a net change of $2.2 million in our operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of an increase of $2.4 million of accrued liabilities and a decrease of $0.3 million of prepaid expenses, offset by a decrease of $0.5 million of accounts payable.

Cash used in operating activities was $10.3 million for the three months ended March 31, 2024, which consisted of a net loss of $3.6 million, decreased by non-cash activities of $0.1 million and increased by a net change of $6.7 million in our operating assets and liabilities. Non-cash activities primarily consisted of share-based compensation. Changes in cash flows related to operating assets and liabilities primarily consisted of a decrease of $6.4 million of accounts payable, including a repayment of $5.9 million on previously deferred accounts payable, and a $0.3 million decrease in accrued liabilities.

Cash Flows from Financing Activities

There was no cash provided by financing activities during the three months ended March 31, 2025.

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

There have been no material changes to our critical accounting estimates since December 31, 2024.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Share Equivalents as of March 31, 2025 was as follows:

Number of
Common
Share
Equivalents
Common Shares	32,689,190
Options issued and outstanding under stock option plan	3,565,859
Warrants	57,141,386
Deferred share units	1,061
Total - March 31, 2025	93,397,496

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2024 and three months ended March 31, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to a material weakness previously identified in our internal control over financial reporting. This material weakness in the Company’s internal control over financial reporting and the Company’s ongoing remediation efforts are described below.

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

Based on this assessment and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective and had not yet been remediated by the end of the period covered by this Quarterly Report on Form 10-Q. However, management believes that the unaudited condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K, as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K as filed with the SEC and such subsequently filed Quarterly Report.

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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We had working capital of approximately $9.6 million as of March 31, 2025. Management believes its working capital position and history of operating losses raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date of filing of this Form 10-Q. We will require substantial additional funds for further research and development, planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products.

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

We have identified a material weakness in our internal control over financial reporting as of March 31, 2025. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to insufficient review controls over the Company’s fair value measurements of certain of its financial instruments, including its July 2024 PIPE Warrant Liability. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2025. We have taken a number of measures to remediate the material weakness described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our unaudited condensed consolidated financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our condensed financial statements.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no officer or director of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

10.1*+

Amendment No. 6 dated December 2, 2024 to the Collaborative Research Agreement by and between the University of British Columbia and Provincial Health Services Authority (on behalf of Children’s & Women’s Health Centre of British Columbia Branch, a public hospital) and ProMIS Neurosciences Inc.

10.2#

Employment agreement by and between ProMIS Neurosciences Inc. and Larry Altstiel. Effective March 1, 2025 (incorporated herein by reference to Exhibit 10.47 to ProMIS’ Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025).

10.3*+#	Separation agreement by and between ProMIS Neurosciences Inc. and Gavin Malenfant. Effective February 14, 2025.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2025.

PROMIS NEUROSCIENCES INC.

Date: May 12, 2025	By:	/s/ Neil Warma
Neil Warma
Chief Executive Officer
(principal executive officer)

Date: May 12, 2025	By:	/s/ Daniel Geffken
Daniel Geffken
Chief Financial Officer
(principal financial officer)