Form 10-Q
period 2025-06-30
ProMIS Neurosciences Inc.
filed 2025-08-13
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the registrant had 51,806,497 Common Shares outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

●	the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing or collaboration agreements;
●	tax positions and contingencies; research and development costs; compensation and other selling, general and administrative expense;
●	foreign currency exchange risk;
●	estimated fair value of assets and liabilities; and impairment assessments;
●	the potential impact of increased competition in the markets in which we compete;
●	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
●	our plans and investments in our portfolio as well as implementation of our corporate strategy;
●	the risk that we will maintain enough liquidity to execute our business plan and our ability to continue as a going concern;
●	our expected use of proceeds from sales of our common shares or common share equivalents in offerings or “at-the-market” offerings and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
●	our efforts to maintain our listing on Nasdaq;
●	the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions;
●	the expectations, development plans and anticipated timelines, including costs and timing of clinical trials, filings and approvals, of our products candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline product candidates, if approved;
●	the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;
●	our ability to finance our operations and business initiatives and obtain funding for such activities;
●	the direct and indirect impact of health crises on our business and operations, including expenses, reserves and allowances, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;

●	the impact of global financial, economic, political and health events, such as rising inflation, market volatility, fluctuating interest rates, capital markets disruptions, legislative action and international tariffs;
●	the potential impact of healthcare reform in the United States and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product candidates, if approved;
●	the impact of the continued uncertainty of the credit and economic conditions in certain countries and our collection of accounts receivable in such countries;
●	the risk that we become characterized as a passive foreign investment company;
●	our ability to prevent and successfully remediate any significant deficiencies or material weaknesses in internal controls over financial reporting;
●	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
●	the impact of new laws (including tax and tariff policies), regulatory requirements, judicial decisions and accounting standards.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Balance Sheets

(expressed in US dollars, except share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$4,510,119	$13,291,167
Short-term investments	33,051	33,051
Prepaid expenses and other current assets	4,966,326	5,587,238
Total current assets	9,509,496	18,911,456
Total assets	$9,509,496	$18,911,456
Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$2,780,179	$1,737,463
Accrued liabilities	7,043,908	480,962
Total current liabilities	9,824,087	2,218,425
Share-based compensation liability	62,395	199,263
Warrant liability	5,592	5,592
Total liabilities	9,892,074	2,423,280

Commitments and contingencies
Shareholders' (deficit) equity:
Common Shares, no par value, unlimited shares authorized, 32,689,190 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	108,140,611	107,546,433
Accumulated other comprehensive loss	(371,184)	(371,184)
Accumulated deficit	(108,152,005)	(90,687,073)
Total shareholders' (deficit) equity	(382,578)	16,488,176
Total liabilities and shareholders' (deficit) equity	$9,509,496	$18,911,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Operations

(expressed in US dollars, except share amounts)

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$8,749,784	$1,625,821	$14,214,034	$3,749,599
General and administrative	1,434,877	1,087,885	3,430,723	2,640,758
Total operating expenses	10,184,661	2,713,706	17,644,757	6,390,357
Loss from operations	(10,184,661)	(2,713,706)	(17,644,757)	(6,390,357)

Other income (expense):
Change in fair value of financial instruments	—	59,087	—	44,954
Interest expense	—	—	—	(76,774)
Other income	67,632	30,962	179,825	163,432
Total other income (expense), net	67,632	90,049	179,825	131,612

Net loss	$(10,117,029)	$(2,623,657)	$(17,464,932)	$(6,258,745)

Net loss per share, basic and diluted	$(0.29)	$(0.13)	$(0.50)	$(0.32)

Weighted-average of outstanding Common Shares, basic and diluted	34,851,203	19,770,739	34,851,203	19,544,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(expressed in US dollars, except share amounts)

(Unaudited)

						Accumulated
	Series 2 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, April 1, 2024	1,166,667	$—	18,961,116	$—	$97,549,317	$(371,184)	$(97,101,034)	$77,099
Share-based compensation expense	—	—	—	—	17,999	—	—	17,999
Re-measurement of liability-classified CAD stock options as of June 30, 2024	—	—	—	—	251,481	—	—	251,481
Net loss	—	—	—	—	—	—	(2,623,657)	(2,623,657)
Balance, June 30, 2024	1,166,667	$—	18,961,116	$—	$97,818,797	$(371,184)	$(99,724,691)	$(2,277,078)

						Accumulated
	Series 2 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, April 1, 2025	—	$—	32,689,190	$—	$107,877,891	$(371,184)	$(98,034,976)	$9,471,731
Share-based compensation expense	—	—	—	—	212,015	—	—	212,015
Re-measurement of liability-classified CAD stock options as of June 30, 2025	—	—	—	—	50,705	—	—	50,705
Net loss	—	—	—	—	—	—	(10,117,029)	(10,117,029)
Balance, June 30, 2025	—	$—	32,689,190	$—	$108,140,611	$(371,184)	$(108,152,005)	$(382,578)

						Accumulated
	Series 2 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2024	1,166,667	$—	18,885,254	$—	$97,590,426	$(371,184)	$(93,465,946)	$3,753,296
Share-based compensation expense	—	—	—	—	81,583	—	—	81,583
Issuance of Common Shares from ATM Offering, net of issuance costs	—	—	75,862	—	190,274	—	—	190,274
Re-measurement of liability-classified CAD stock options as of June 30, 2024	—	—	—	—	(43,486)	—	—	(43,486)
Net loss	—	—	—	—	—	—	(6,258,715)	(6,258,715)
Balance, June 30, 2024	1,166,667	$—	18,961,116	$—	$97,818,797	$(371,184)	$(99,724,661)	$(2,277,048)

						Accumulated
	Series 2 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2025	—	$—	32,689,190	$—	$107,546,433	$(371,184)	$(90,687,073)	$16,488,176
Share-based compensation expense	—	—	—	—	457,310	—	—	457,310
Re-measurement of liability-classified CAD stock options as of June 30, 2025	—	—	—	—	136,868	—	—	136,868
Net loss	—	—	—	—	—	—	(17,464,932)	(17,464,932)
Balance, June 30, 2025	—	$—	32,689,190	$—	$108,140,611	$(371,184)	$(108,152,005)	$(382,578)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(expressed in US dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net Loss	$(17,464,932)	$(6,258,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	457,310	81,583
Change in fair value of warrant liability	—	(44,954)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	620,912	603,865
Accounts payable	1,042,716	(5,827,969)
Accrued liabilities	6,562,946	(349,737)
Net cash used in operating activities	(8,781,048)	(11,795,957)

Cash flows from financing activities
Proceeds from issuance of Common Shares from ATM Offering, net of issuance costs	—	190,274
Net cash provided by financing activities	—	190,274

Net decrease in cash	(8,781,048)	(11,605,683)

Cash at beginning of period	13,291,167	12,598,146
Cash at end of period	$4,510,119	$992,463

Noncash financing activities
(Decrease) increase in share-based compensation liability on CAD denominated share options (increasing) decreasing additional paid-in-capital	$(136,868)	$43,486
Deferred financing costs included in accounts payable and accrued liabilities	$—	$99,555

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$76,744

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

The Company is developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins. The Company's product candidates are PMN310, PMN267, and PMN442. The lead product candidate, PMN310, is a monoclonal antibody designed to treat AD by selectively targeting toxic, misfolded oligomers of amyloid-beta. PMN267 is our second lead product candidate targeting ALS. It has been shown in preclinical studies to selectively recognize misfolded, cytoplasmic TDP 43 aggregates without interacting with normal TDP-43. Misfolded TDP-43 is believed to play an important role in the development of ALS. In light of research suggesting that misfolded toxic alpha-synuclein (a-syn) is a primary driver of disease in synucleinopathies such as MSA and Parkinson’s disease, our third lead product candidate, PMN442, has shown robust binding to pathogenic a-syn oligomers and seeding fibrils in preclinical studies, with negligible binding to a-syn monomers and physiologic tetramers which are required for normal neuronal function.

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (“OBCA”) (“Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. The Company is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (US) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of June 30, 2025, ProMIS USA has had no material activity and has no material financial impact on the Company’s unaudited consolidated financial statements.

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

Liquidity Risk

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. In July 2025, the Company received gross proceeds of $21.6 million from discounted warrant exercises, the sale of additional warrants in private placements, and the sale of pre-funded warrants to purchase Common Shares in a registered direct offering. Transaction costs are currently not estimable by the Company, as they are still being determined. Refer to additional discussion in Note 12. The Company has not generated revenues from its activities. The Company had a net loss of $10.1 million and $17.5 million for the three and six months ended June 30, 2025, respectively, an accumulated deficit of $108.2 million as of June 30, 2025, and negative cash flows from operations of $8.8 million for the six months ended June 30, 2025. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these unaudited condensed consolidated financial statements are issued.

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

.

3.	FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025, and December 31, 2024:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,051	$—	$—	$33,051
Total assets measured at fair value	$33,051	$—	$—	$33,051
Liabilities:
Share-based compensation liability	$—	$—	$62,395	$62,395
Warrant liability	$—	$—	$5,592	$5,592
Total liabilities measured at fair value	$—	$—	$67,987	$67,987

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,051	$—	$—	$33,051
Total assets measured at fair value	$33,051	$—	$—	$33,051
Liabilities:
Share-based compensation liability	$—	$—	$199,263	$199,263
Warrant liability	—	—	5,592	5,592
Total liabilities measured at fair value	$—	$—	$204,855	$204,855

No transfers between levels have occurred in either reporting period presented. Refer to Note 6 below for disclosures related to the warrant liability and Note 8 for disclosures related to share-based compensation liability.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2025	2024
Upfront research payments	$4,759,310	$5,087,692
Accrued interest and other receivables	29,484	78,034
Insurance	89,136	335,976
License fees	75,352	38,255
Miscellaneous	13,044	47,281
Total prepaid expenses and other current assets	$4,966,326	$5,587,238

5.	ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

Accrued liabilities consist of the following:

	June 30,	December 31,
	2025	2024
Legal	$33,931	$44,610
Accounting	138,096	95,182
Research and development	6,564,059	223,559
Severance	303,546	38,328
Other	4,276	79,283
Accrued liabilities	$7,043,908	$480,962

6.	EQUITY

The Company has authorized an unlimited number of both Common and Preferred Shares. As of June 30, 2025 and December 31, 2024, the Company had 32,689,190 issued and outstanding Common Shares. The Common Shares have no par value.

Common Shares reserved for future issuance consists of the following:

	June 30,	December 31,
	2025	2024
Warrants	57,141,386	57,141,386
Options issued and outstanding under stock option plan	3,760,859	3,574,453
Deferred Share Units granted	1,061	1,061
Common Shares available for grant under stock option plan	2,776,979	2,963,385
Total Common Shares reserved for future issuance	63,680,285	63,680,285

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

The Company incurred offering costs totaling $2,675,487 that consisted of placement agent fees and direct incremental legal, advisory, accounting and filing fees relating to the July 2024 PIPE, resulting in net cash proceeds of $27,657,497. The value of the AB Warrants exceeded the net proceeds received. As a result, the entire proceeds and offering costs were allocated to the AB Warrant liability, which resulted in a loss on issuance of Common Shares, warrants, and Pre-funded warrants of $3,524,535 during the quarter ended September 30, 2024 and was recorded in other income (expense) in the consolidated statements of operations.

On October 23, 2024, Shareholder Approval for the Tranche A and B Warrants was obtained during the Company’s Special Meeting of Shareholders. Following Shareholder Approval, the Company determined that the AB Warrants met the criteria for equity classification. The Company re-measured the fair value of the AB Warrant Liability at October 23, 2024 to $8,689,149, calculated using a Black Scholes calculation with the following weighted average assumptions: volatility of 100.9%, share price of $0.95, exercise price of $2.02, risk-free rate of 4.10%, and a term of 1.9 years. The change in fair value of the AB Warrant Liability of $22,492,884 was recorded in other income (expense) in the consolidated statements of operations during the three months ended December 31, 2024, and the remaining fair value of $8,689,149 was reclassified from liability to additional paid-in-capital in the consolidated balance sheet.

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

There was no material warrant liability activity during the three and six months ended June 30, 2025.

At-the-Market Offering (ATM)

In September 2023, the Company filed a shelf registration statement with the SEC. In conjunction with the shelf registration, the Company entered into an At The Market Offering Agreement with BTIG, LLC (the “ATM Agreement”) on January 5, 2024 to offer up to $25.0 million of its Common Shares. During the three and six months ended June 30, 2025, the Company did not sell any Common Shares pursuant to the ATM Agreement. The Company terminated the ATM Agreement on July 21, 2025.

7.	WARRANTS

As of June 30, 2025, outstanding Common Share warrants and exercise prices related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
C$12.00	279,613	November 2025
US$2.02	14,128,696	January 2026
US$12.60	524,088	August 2026
US$9.60	146,744	August 2026
US$2.02	14,128,696	January 2027
US$7.50	345,938	April 2028
US$6.10	69,188	April 2028
US$1.75	11,227,714	February 2029
US$2.50	14,128,696	July 2029
US$0.01	2,162,013	None
	57,141,386

There were no warrant exercises in the three or six months ended June 30, 2025.

8.	SHARE-BASED COMPENSATION

2025 Stock Option Plan

At its June 2025 Annual Meeting of Shareholders, the Company’s 2025 Stock Option and Incentive Plan (“2025 Option Plan”) was approved by the shareholders. The 2025 Option Plan replaces the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. No new awards can be issued under the 2015 Option Plan.  The Company reserved 2,946,719 Common Shares for issuance under the 2025 Option Plan at the time of adoption. As of June 30, 2025 and December 31, 2024, the Company had 2,776,979 and 2,963,385 options available for grant under the 2025 Option Plan and 2015 Option Plan, respectively. The Common Shares underlying any awards under the 2025 Option Plan and 2015 Option Plan that are forfeited, canceled, or otherwise terminated (other than by exercise) are added back to the shares available for issuance under the 2025 Option Plan. Share options are granted in either US$ or C$. Upon the change in the Company’s functional currency, effective July 1, 2023, C$ share options previously classified as equity were reclassified as liabilities. All grants following the Company’s change in functional currency are in US$.

Canadian Dollar Share Options

The following table summarizes the C$ share options outstanding under the 2025 Option Plan and 2015 Option Plan for the six months ended June 30, 2025. All amounts are denominated in C$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of January 1, 2024	898,262	$7.58	6.5	$—
Expired	(79,769)	9.16
Outstanding as of December 31, 2024	818,493	7.36	6.6	—
Outstanding as of June 30, 2025	818,493	7.33	6.4	—
Vested and exercisable as of June 30, 2025	789,869	$7.46	6.4	$—

The aggregate intrinsic value of options outstanding and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares when the exercise price is below fair value.  There were no C$ options exercised, granted, or expired during the six months ended June 30, 2025.

Upon the change in the Company’s functional currency effective July 1, 2023 C$ share options previously classified as equity were reclassified as liabilities. The C$ options were re-measured as of December 31, 2023 and had a fair value of $422,002.

A summary of share-based compensation liability activity, measured using level 3 fair value inputs, for the period ended June 30, 2025 is as follows:

June 30,
2025
Fair value at December 31, 2024	$199,263
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(136,868)
Fair value at June 30, 2025	$62,395

A summary of share-based compensation liability activity, measured using level 3 fair value inputs, for the year ended December 31, 2024 is as follows:

December 31,
2024
Fair value at December 31, 2023	$422,002
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(222,739)
Fair value at December 31, 2024	$199,263

The following table summarizes the weighted average of significant assumptions used to calculate the fair value of C$ share options outstanding and exercisable as of June 30, 2025 and December 31, 2024:

	Period Ended
	June 30,		December 31,
	2025		2024
Weighted average fair value of C$ Options	C$	0.08	C$	0.26
Expected volatility		96.0%		99.7%
Risk-free interest rate		3.95%		4.40%
Expected dividend yield		—%		—%
Expected term (years)		6.4		6.6

Expected volatility is based on historical volatility of the Company’s Common Shares over the expected life of the option, as the Company’s options are not readily tradable.

US Dollar Share Options

The Company began making share option grants denominated in US$ following the Company’s change in functional currency in July 2023. The following table summarizes the US$ share options outstanding under the 2025 Option Plan for the six months ended June 30, 2025. All amounts are denominated in US$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of January 1, 2024	69,000	$1.87		$—
Granted	2,686,960	1.11
Outstanding as of December 31, 2024	2,755,960	1.13		—
Granted	195,000	0.61		—
Forfeited	(8,594)	1.87
Outstanding as of June 30, 2025	2,942,366	1.09	9.3	—
Vested and exercisable as of June 30, 2025	817,774	$1.17	9.1	$—

During the six months ended June 30, 2025, the Company granted 195,000 US$ share options with a grant date fair value of $118,400.

The fair value of the US$ share options granted was estimated using Black Scholes with the following assumptions:

	Period Ended
	June 30,	June 30,
	2025	2024
Weighted average fair value of US$ Options	$0.48	$0.91
Expected volatility	100.8%	98.6%
Risk-free interest rate	3.86%	3.90%
Expected dividend yield	—%	—%
Expected term (years)	5.7	5.8

DSU Plan

The Company has a Deferred Share Unit plan (“DSU Plan”) for senior officers. Under the DSU Plan, rights to the Company’s Common Shares may be awarded on a deferred payment basis up to a maximum of 16,666 common share units. Each common share unit will fully vest upon cessation of employment with the Company and then can be redeemed for one common share of the Company by the unitholder. The Company has 1,061 units outstanding as of June 30, 2025.

Share-based Payment Expense

The following table summarizes total share-based compensation included in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$37,883	$3,813	$75,557	$7,625
General and administrative	174,132	14,186	381,753	73,958
Total share-based compensation	$212,015	$17,999	$457,310	$81,583

As of June 30, 2025, there was $6,617 of unrecognized share-based compensation liability related to C$ options outstanding but unvested, which is expected to be recognized over weighted-average remaining service period of 0.8 years. There was $1,217,324 of unrecognized share-based compensation expense related to US$ options outstanding but unvested, which is expected to be recognized over the remaining service period of 2.4 years.

.

9.	SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment: life science. The life science segment consists of the development of clinical and preclinical product candidates. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the life science segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the life science segment based on net income (loss), which is reported on the income statement as consolidated net income (loss). The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the periods ended June 30, 2025, and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025	2024
Operating Expenses:
PMN310 development program costs		$8,050,610		$1,073,864	$12,776,951	$2,623,174
Other non-employee research and development costs		220,669		194,620	498,584	418,972
Employee costs		1,053,258		536,021	2,496,325	1,117,031
Other general and administrative costs		860,124		909,201	1,872,897	2,231,180
Net Operating Loss:		10,184,661		2,713,706	$17,644,757	$6,390,357
Other segment items(a)		(67,632)		(90,049)	(179,825)	(131,612)
Net Loss:		10,117,029		2,623,657	$17,464,932	$6,258,745

Reconciliation of profit or loss	$		$
Adjustments and reconciling items		—		—	—	—
Consolidated net loss:		10,117,029		2,623,657	$17,464,932	$6,258,745

(a)Other segment items included in segment loss include changes in warrant liability, interest income, and interest expense

10.	RELATED PARTY TRANSACTIONS

UBC Collaborative Research Agreement

In April 2016, the Company entered into a collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In January 2022, the UBC CRA was amended to extend the project for an additional three years, and in December 2024, for an additional 1 year. Aggregate funding under the agreement was increased to a total of C$5,830,000 through February 2026. During the six months ended June 30, 2025 and 2024, the Company made cash payments of $283,600 and $149,160 and incurred costs of $283,307 and $294,333, respectively, which are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Milestone and royalty related amounts that may come due under various agreements are dependent on, among other factors, preclinical safety and efficacy, clinical trials, regulatory approvals and, ultimately, the successful development and commercial launch of a new drug, the outcomes and timings of which are uncertain. Amounts due per the various agreements for milestone payments will accrue once the occurrence of a milestone is probable. Amounts due as royalty payments will accrue as commercial revenues from the product are earned. Through June 30, 2025, no events have occurred that require accrual of any milestone or royalty related amounts.

UBC and the Vancouver Coastal Health Authority Agreement

In April 2016, the Company entered into a three-year, CRA with the UBC and the Vancouver Coastal Health Authority. The agreement was amended various times through January 2022, extending the agreement through 2026. Refer to Note 10 Related Party Transactions.

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement.  The Company made annual license payments of C$25,000 during the six months ended June 30, 2025 and 2024. Through June 30, 2025, no accruals for royalty payments have been made.

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

For the three and six months ended June 30, 2025, 2,162,013 Pre-funded Warrants to purchase Common Shares for little to no consideration, issued in connection with the August 2023 private placement, were included in the basic and diluted net loss per share calculation. For the three and six months ended June 30, 2024, 594,724 Pre-funded Warrants to purchase common shares for little to no consideration, issued in connection with the August 2023 private placement, were included in the basic and diluted net loss per share calculation. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(10,117,029)	$(2,623,657)	$(17,464,932)	$(6,258,745)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	34,851,203	19,770,739	34,851,203	19,544,908
Net loss per share attributable to common shareholders, basic and diluted	$(0.29)	$(0.13)	$(0.50)	$(0.32)

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Six Months Ended
	June 30,
	2025	2024
Options issued and outstanding under stock option plan	3,760,859	1,087,493
Warrants	54,979,373	12,793,270
Series 2 Convertible Preferred Shares	—	1,166,667
Deferred Share Units	1,061	1,061
Total	58,741,293	15,048,491

13.	SUBSEQUENT EVENTS

Termination of ATM Program

On July 21, 2025, the Company terminated the ATM Agreement.

Registered Direct Offering

On July 22, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) relating to the issuance and sale of a Pre-funded warrant to purchase 984,736 Common Shares (the “Pre-funded Warrant”) to such investor (the “RD Offering”). The Pre-funded Warrant was sold at an offering price of $0.8124 per share, which represents, if it were applicable, the per share offering price for the Common Shares of the Company, less a $0.0001 per share exercise price for such Pre-funded Warrant.  The gross proceeds from the RD Offering were approximately $0.8 million. Offering expenses are currently not estimable by the Company, as they are still being determined.

.

PIPE Offerings

July 22, 2025

On July 22, 2025, the Company entered into a securities purchase agreement (the “July 22, 2025 PIPE Purchase Agreement”) to raise $2.4 million in aggregate gross proceeds  (the “ July 22, 2025 PIPE Offering”). Fees and other expenses are currently not estimable by the Company, as they are still being determined. Pursuant to the terms of the July 22, 2025 PIPE Purchase Agreement, the Company agreed to sell a warrant to purchase 12,616,821 Common Shares (the “July 22, 2025 Warrant”). The July 22, 2025 Warrant was sold to the investor at an offering price of $0.1875 per share and has an exercise price of $1.25 per share, and is immediately exercisable for a period of five years after the date of issuance.

July 29, 2025

On July 29, 2025, the Company entered into a securities purchase agreement (the “July 29, 2025 PIPE Purchase Agreement”) to raise $3.0 million in aggregate gross proceeds (the “July 29, 2025 PIPE Offering”). Fees and other expenses are currently not estimable by the Company, as they are still being determined. Pursuant to the terms of the July 29, 2025 PIPE Purchase Agreement, the Company agreed to sell a warrant to purchase 15,616,360 Common Shares (the “July 29, 2025 Warrant”). The July 29, 2025 Warrants were sold to investors at an offering price of $0.1875 per share and have an exercise price of $1.25 per share, and are immediately exercisable for a period of five years after the date of issuance.

Exercise of Discounted Warrants

In July 2025, the Company accepted discounted exercise offers for 18,822,120 Common Share warrants, distributed ratably amongst the Tranche A, B, and C Warrants, from the July 2024 PIPE for aggregate gross proceeds of approximately $15.9 million. Fees and other expenses are currently not estimable by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of August 13, 2025 for the three and six months ended June 30, 2025 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 and 2023 included in the Company’s Annual Report on Form 10-K and the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included in this Quarterly Report on Form 10-Q (collectively, the “Financial Statements”), which have been prepared by management in accordance with GAAP as issued by the FASB. All dollar amounts refer to United States dollars, except as stated otherwise.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual licensing and/or commercialization of our product candidates and any future product candidates. Our net losses were $10.1 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively, and $17.5 million and $6.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $108.2 million. We had negative cash flows from operations of $8.8 million for the six months ended June 30, 2025. We expect to continue to incur net losses for the foreseeable future and, if able to raise additional funding, would expect our research and development expenses, general and administrative expenses and capital expenditures to increase. In particular, if we are able to raise additional funding, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as initiate clinical trials, hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a clinical-stage public company. In addition, if we obtain marketing approval for any product candidates, we may incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses should we in-license or acquire additional product candidates.

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

We expect that our cash of $4.5 million as of June 30, 2025, as well as the aggregate gross proceeds of $21.6 million we received in July 2025, will not be sufficient to fund the Company’s operating expenses for at least 12 months from the date these Financial Statements were issued. This raises substantial about regarding our ability to continue as a going concern. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources.”

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

Safety will be a primary outcome with particular emphasis on assessing the expectation that, as a non-plaque binder, PMN310 will have a reduced risk of ARIA compared to other Ab-directed antibodies. PRECISE-AD is expected to provide 95% confidence for detection of ARIA. The study has been designed with a sample size intended to provide sufficient power to provide meaningful insight into effects of PMN310 on biomarkers of disease and clinical outcomes. PRECISE-AD will be the first study to examine the effects of a monoclonal antibody directed solely against Aβ oligomers on biomarkers associated with AD pathology and clinical outcomes.

As of August 13, 2025, we have enrolled all of Cohort 1 and are well into Cohort 2 (greater than 50% of the total planned patient enrollment for the trial). To date, we have not observed any cases of ARIA, including brain swelling or microhemorrhages. In addition, on July 21, 2025, we announced that the U.S. Food and Drug Administration (FDA) granted Fast Track Designation to PMN310, which we believe recognizes the potential of this program to address an unmet medical need in AD. We anticipate reporting six-month interim data from the study in the second quarter of 2026, with topline results expected in the fourth quarter of 2026.

Expenditures for PMN310 in the three and six months ended June 30, 2025, were approximately $8.1 million and $12.8 million, respectively, not including allocations of senior management time.

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

Recent Corporate Highlights

●	On July 21, 2025, we announced that PMN310 was granted Fast Track Designation by the FDA.

●	As of August 13, 2025, we have enrolled greater than 50% of the total planned patient enrollment for the trial. We have not observed any cases of ARIA, including brain swelling or microhemorrhages.

●	In July 2025, we received aggregate gross proceeds of $21.6 million across multiple transactions, including a registered direct offering, private placements and discounted warrant exercises. Refer to additional discussion related to the transactions in “Liquidity and Capital Resources.”

●	On July 29, 2025, we presented at the Alzheimer's Association International Conference. These presentations highlighted our proprietary protein-misfolding platform, our clinical trial design and optimization of biomarkers in AD, and our progress with trial enrollment following the Data and Safety Monitoring Board’s recommendation to proceed to second dose level.

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

Six Months Ended June 30, 2025 and 2024

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses
Research and development	$14,214,034	$3,749,599	$10,464,435
General and administrative	3,430,723	2,640,758	789,965
Total operating expenses	17,644,757	6,390,357	11,254,400
Loss from operations	(17,644,757)	(6,390,357)	(11,254,400)
Other income	179,825	131,612	48,213
Net loss	$(17,464,932)	$(6,258,745)	$(11,206,187)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
Direct research and development expenses by program
PMN310	$12,776,951	$2,623,174	$10,153,777
Platform and other programs	348,446	358,772	(10,326)
Indirect research and development expenses:
Employee salaries and benefits	862,942	699,829	163,113
Share-based compensation	75,557	7,624	67,933
Consulting expense	124,241	41,492	82,749
Other operating costs	25,897	18,708	7,189
Total research and development expenses	$14,214,034	$3,749,599	$10,464,435

Research and development expenses increased by $10.5 million, or 284%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase is largely attributable to a $10.2 million increase in direct research and development expenses related to the PMN310 phase 1b trial, which commenced in late 2024 and is ongoing in 2025. Employee salary and benefit, share-based compensation, and consulting costs also increased by $0.1 million each.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
Employee salaries and benefits	$1,176,073	$335,620	$840,453
Share-based compensation	381,753	73,958	307,795
Professional and consulting fees	1,535,312	1,999,394	(464,082)
Patent expense	103,565	162,330	(58,765)
Facility-related and other	234,020	69,456	164,564
Total general and administrative expenses	$3,430,723	$2,640,758	$789,965

General and administrative expenses increased by $0.8 million, or 31%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Employee salaries and benefits increased by $0.8 million due to the recognition of $0.5 million in severance costs during the six months ended June 30, 2025 and the hiring of additional employees in 2025. Professional and consulting fees decreased by $0.5 million, primarily driven by a decrease of $0.3 million in legal fees, $0.2 million in investor and shareholder relations costs, and $0.1 million in audit and tax fees, offset by an increase of $0.1 million in recruiting costs. Share-based compensation expense increased by $0.3 million. Facility-related and other costs increased by $0.2 million.

Other (Expense) Income

Interest expense decreased by $0.1 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, offset by a reduction in the gain on change in fair value of financial instruments.

Three Months Ended June 30, 2025 and 2024

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses
Research and development	$8,749,784	$1,625,821	$7,123,963
General and administrative	1,434,877	1,087,885	346,992
Total operating expenses	10,184,661	2,713,706	7,470,955
Loss from operations	(10,184,661)	(2,713,706)	(7,470,955)
Other income	67,632	90,049	22,417
Net loss	$(10,117,029)	$(2,623,657)	$(7,493,372)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change
Direct research and development expenses by program:
PMN310	$8,050,610	$1,073,864	$6,976,746
Platform and other programs	198,168	162,910	35,258
Indirect research and development expenses:
Employee salaries and benefits	440,622	353,525	87,097
Share-based compensation	37,883	3,812	34,071
Consulting expense	13,109	28,167	(15,058)
Other operating costs	9,392	3,543	5,849
Total research and development expenses	$8,749,784	$1,625,821	$7,123,963

Research and development expenses increased by $7.1 million, or 438%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase is largely attributable to a $7.0 million increase in direct research and development expenses related to the PMN310 phase 1b trial, which commenced in late 2024 and is ongoing in 2025. Employee salary and benefit costs also increased by $0.1 million.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change
Employee salaries and benefits	$400,621	$164,498	$236,123
Share-based compensation	174,132	14,186	159,946
Professional and consulting fees	701,923	746,908	(44,985)
Patent expense	53,366	104,668	(51,302)
Facility-related and other	104,835	57,625	47,210
Total general and administrative expenses	$1,434,877	$1,087,885	$346,992

General and administrative expenses increased by $0.3 million, or 32%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Employee salaries and benefits and share-based compensation each increased by $0.2 million due to additional employees in 2025. Patent expense decreased by $0.1 million.

Other (Expense) Income

Gain on change in fair value of financial instruments decreased by $0.1 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, offset by an increase in interest income.

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

On September 22, 2023, we filed a registration statement on Form S-3 (File No. 333-274658) with the SEC, which was declared effective on September 29, 2023 (Shelf Registration Statement), in relation to the registration of Common Shares, preferred shares, subscription receipts, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our Common Shares, debt securities or other equity securities in one or more offerings. On January 5, 2024, we entered into an At The Market Offering Agreement with BTIG, LLC (the “ATM Agreement”) to provide for the offering, issuance and sale of up to an aggregate amount of $25.0 million of our Common Shares from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof, including limitations related to the amount we are able to sell pursuant to such ATM Agreement based on our public float as of a measuring date preceding the filing of our Annual Report. During the year ended December 31, 2024 we sold 75,862 shares for net proceeds of approximately $0.2 million. No shares have been sold in the six months ended June 30, 2025, and the ATM Agreement was terminated on July 21, 2025.

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

We received Shareholder Approval for the Tranche A and Tranche B Warrants on October 23, 2024 at a Special Meeting of Shareholders.

On July 22, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) relating to the issuance and sale of a Pre-funded warrant to purchase 984,736 Common Shares (the “Pre-funded Warrant”) to such investor (the “RD Offering”). The Pre-

funded Warrant was sold at an offering price of $0.8124 per share, which represents, if it were applicable, the per share offering price for the Common Shares, less a $0.0001 per share exercise price for such Pre-funded Warrant.  The gross proceeds from the RD Offering were approximately $0.8 million. Offering expenses are currently not estimable by us, as they are still being determined.

On July 22, 2025, we entered into a securities purchase agreement (the “July 22, 2025 PIPE Purchase Agreement”) to raise $2.4 million in aggregate gross proceeds (the “July 22, 2025 PIPE Offering”). Fees and other expenses are currently not estimable by us, as they are still being determined. Pursuant to the terms of the July 22, 2025 PIPE Purchase Agreement, we agreed to sell a warrant to purchase 12,616,821 Common Shares (the “July 22, 2025 Warrant”). The July 22, 2025 Warrant was sold to the investor at an offering price of $0.1875 per share and has an exercise price of $1.25 per share and is immediately exercisable for a period of five years after the date of issuance.

On July 29, 2025, we entered into a securities purchase agreement (the “July 29, 2025 PIPE Purchase Agreement”) to raise $3.0 million in aggregate gross proceeds (the “July 29, 2025 PIPE Offering”). Fees and other expenses are currently not estimable by us, as they are still being determined. Pursuant to the terms of the July 29, 2025 PIPE Purchase Agreement, we agreed to sell a warrant to purchase 15,616,360 Common Shares (the “July 29, 2025 Warrant”). The July 29, 2025 Warrant was sold to investors at an offering price of $0.1875 per share and have an exercise price of $1.25 per share, and are immediately exercisable for a period of five years after the date of issuance.

In July 2025, we accepted discounted exercise offers for 18,822,120 Common Share warrants, distributed ratably amongst the Tranche A, B, and C Warrants, from the July 2024 PIPE for aggregate gross proceeds of approximately $15.9 million. Fees and other expenses are currently not estimable by us, as they are still being determined.

We incurred a net loss of $10.1 million and $17.5 million for the three and six months ended June 30, 2025, respectively. We reported an accumulated deficit of $108.2 million as of June 30, 2025, and had negative cash flows from operations of $8.8 million for the six months ended June 30, 2025. Management believes that, despite the funding we received in July 2025, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern within 12 months of the date the Financial Statements are issued. Additional funding will be necessary to fund future clinical activities and to pay down our existing liabilities. We will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, changing macroeconomic factors including, but not limited to, rising interest rates, uncertainties in the banking industry and inflation have diminished certain opportunities to obtain funding in the current market environment. There is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force us to delay, reduce or eliminate research and development programs and product portfolio expansion or commercialization efforts. These potential delays, reductions and eliminations could adversely affect future business prospects, and our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
Net cash used in operating activities	$(8,781,048)	$(11,795,957)	$3,014,909
Net cash provided by financing activities	—	190,274	(190,274)
Net decrease in cash	$(8,781,048)	$(11,605,683)	$2,824,635

Cash Flows Used in Operating Activities

Cash used in operating activities was $8.8 million for the six months ended June 30, 2025, which consisted of a net loss of $17.5 million, decreased by share-based compensation of $0.5 million and a net change of $8.2 million in our operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of an increase of $6.6 million of accrued liabilities, an increase of $1.0 million of accounts payable, and a decrease of $0.6 million of prepaid expenses.

Cash used in operating activities was $11.8 million for the six months ended June 30, 2024, which consisted of a net loss of $6.3 million, increased by a net change of $5.5 million in our operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a decrease of $5.8 million of accounts payable, including a repayment of $5.9 million on previously deferred accounts payable, and a $0.3 million decrease of accrued liabilities, offset by a decrease of $0.6 million of prepaid expenses.

Cash Flows Used in Investing Activities

There was no cash used in investing activities during the six months ended June 30, 2025 or 2024.

Cash Flows from Financing Activities

There was no cash provided by financing activities during the six months ended June 30, 2025.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Shares and Common Share Equivalents as of June 30, 2025 was as follows:

Number of
Common Shares
and Common Share
Equivalents
Common Shares	32,689,190
Options issued and outstanding under stock option plan	3,760,859
Warrants	57,141,386
Deferred share units	1,061
Total - June 30, 2025	93,592,496

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2024 and six months ended June 30, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K, as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K as filed with the SEC and such subsequently filed Quarterly Report.

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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We had working capital of approximately ($0.3) million as of June 30, 2025. Management believes its working capital position and history of operating losses raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date of filing of this Form 10-Q. We will require substantial additional funds for further research and development, planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2025. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to insufficient review controls over the Company’s fair value measurements of certain of its financial instruments, including its July 2024 PIPE Warrant Liability. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2025. We have taken a number of measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our unaudited condensed consolidated financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our condensed financial statements.

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

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, including tariffs, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, in 2025, the U.S. imposed blanket tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries.

Additionally, in 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or the IRS, and the U.S. Treasury Department. The OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock.

In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended June 30, 2025, no officer or director of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2025).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2025).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2025).
10.1*	ProMIS Neuroscience Inc. 2025 Stock Option and Incentive Plan and forms of award agreements thereunder.
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2025).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2025).
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2025.

PROMIS NEUROSCIENCES INC.

Date: August 13, 2025	By:	/s/ Neil Warma
Neil Warma
Chief Executive Officer
(principal executive officer)

Date: August 13, 2025	By:	/s/ Daniel Geffken
Daniel Geffken
Chief Financial Officer
(principal financial officer)