Form 10-Q
period 2025-09-30
ProMIS Neurosciences Inc.
filed 2025-11-12
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had 53,811,110 Common Shares outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

●	the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing or collaboration agreements;
●	tax positions and contingencies; research and development costs; compensation and other selling, general and administrative expense;
●	foreign currency exchange risk;
●	estimated fair value of assets and liabilities; and impairment assessments;
●	the potential impact of increased competition in the markets in which we compete;
●	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
●	our plans and investments in our portfolio as well as implementation of our corporate strategy;
●	the risk that we will maintain enough liquidity to execute our business plan and our ability to continue as a going concern;
●	our expected use of proceeds from sales of our common shares or common share equivalents in offerings or “at-the-market” offerings and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
●	our efforts to maintain our listing on Nasdaq;
●	the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions;
●	the expectations, development plans and anticipated timelines, including costs and timing of clinical trials, filings and approvals, of our products candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline product candidates, if approved;
●	the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;
●	our ability to finance our operations and business initiatives and obtain funding for such activities;
●	the direct and indirect impact of health crises on our business and operations, including expenses, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;

●	the impact of global financial, economic, political and health events, such as rising inflation, market volatility, fluctuating interest rates, capital markets disruptions, legislative action and international tariffs;
●	the potential impact of healthcare reform in the United States and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product candidates, if approved;
●	the impact of the continued uncertainty of the credit and economic conditions in certain countries and our collection of accounts receivable in such countries;
●	the risk that we become characterized as a passive foreign investment company;
●	our ability to prevent and successfully remediate any significant deficiencies or material weaknesses in internal controls over financial reporting;
●	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
●	the impact of new laws (including tax and tariff policies), executive orders, regulatory requirements, judicial decisions and accounting standards.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Balance Sheets

(expressed in US dollars, except share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$15,399,165	$13,291,167
Short-term investments	33,051	33,051
Prepaid expenses and other current assets	6,025,931	5,587,238
Total current assets	21,458,147	18,911,456
Total assets	$21,458,147	$18,911,456
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$4,211,485	$1,737,463
Accrued liabilities	7,999,562	480,962
Total current liabilities	12,211,047	2,218,425
Share-based compensation liability	54,153	199,263
Warrant liability	5,592	5,592
Total liabilities	12,270,792	2,423,280

Commitments and contingencies
Shareholders' equity:
Common Shares, no par value, unlimited shares authorized, 53,811,110 and 32,689,190 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	129,290,671	107,546,433
Accumulated other comprehensive loss	(371,184)	(371,184)
Accumulated deficit	(119,732,132)	(90,687,073)
Total shareholders' equity	9,187,355	16,488,176
Total liabilities and shareholders' equity	$21,458,147	$18,911,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Operations

(expressed in US dollars, except share amounts)

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$9,797,418	$2,563,774	$24,011,452	$6,313,373
General and administrative	1,953,014	1,870,903	5,383,737	4,511,660
Total operating expenses	11,750,432	4,434,677	29,395,189	10,825,033
Loss from operations	(11,750,432)	(4,434,677)	(29,395,189)	(10,825,033)

Other income (expense):
Change in fair value of financial instruments	—	16,969,126	—	17,014,080
Interest expense	—	—	—	(76,775)
Other income	170,306	235,912	350,130	399,344
Loss on issuance of Common Shares, warrants, and pre-funded warrants in July 2024 PIPE	—	(3,494,536)	—	(3,494,536)
Total other income, net	170,306	13,710,502	350,130	13,842,113

Net (loss) income	$(11,580,126)	$9,275,825	$(29,045,059)	$3,017,080

Net (loss) income per share, basic	$(0.24)	$0.31	$(0.78)	$0.13
Net (loss) income per share, diluted	$(0.24)	$0.31	$(0.78)	$0.13

Weighted-average outstanding Common Shares, basic	48,833,799	30,023,675	37,078,745	22,953,751
Weighted-average outstanding Common Shares, diluted	48,833,799	30,067,095	37,078,745	23,676,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(expressed in US dollars, except share amounts)

(Unaudited)

						Accumulated
	Series 2 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, July 1, 2024	1,166,667	$—	18,961,116	$—	$97,818,797	$(371,184)	$(99,724,691)	$(2,277,078)
Share-based compensation expense	—	—	—	—	121,036	—	—	121,036
Conversion of Series 2 Convertible Preferred Shares	(1,166,667)	—	1,166,667	—	—	—	—	—
Issuance of Common Shares from exercise of pre-funded warrants	—	—	2,803,738	—	28,039	—	—	28,039
Issuance of Common Shares, pre-funded warrants and accompanying Common Share warrants in July 26, 2024 PIPE, net of issuance costs	—	—	9,757,669	—	—	—	—	—
Re-measurement of liability-classified CAD stock options as of September 30, 2024	—	—	—	—	125,398	—	—	125,398
Net income	—	—	—	—	—	—	9,275,825	9,275,825
Balance, September 30, 2024	—	$—	32,689,190	$—	$98,093,270	$(371,184)	$(90,448,866)	$7,273,220

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, July 1, 2025	32,689,190	$—	$108,140,611	$(371,184)	$(108,152,006)	$(382,579)
Share-based compensation expense	—	—	197,147	—	—	197,147
Issuance of Common Shares from ATM Offering, net of issuance costs	1,019,877	—	708,468	—	—	708,468
Issuance of pre-funded warrants from July 2025 Registered Direct Offering, net of issuance costs	—	—	697,658	—	—	697,658
Issuance of Common Shares from exercise of pre-funded warrants	1,279,923	—	3,050	—	—	3,050
Proceeds from issuance of Common Shares and warrants from July 22, 2025 discounted warrant exercise and PIPE, net of issuance costs	8,411,213	—	8,391,027	—	—	8,391,027
Proceeds from issuance of Common Shares and warrants from July 28, 2025 discounted warrant exercise and PIPE, net of issuance costs	10,410,907	—	11,144,468	—	—	11,144,468
Re-measurement of liability-classified CAD stock options as of September 30, 2025	—	—	8,242	—	—	8,242
Net loss	—	—	—	—	(11,580,126)	(11,580,126)
Balance, September 30, 2025	53,811,110	$—	$129,290,671	$(371,184)	$(119,732,132)	$9,187,355

						Accumulated
	Series 2 Convertible				Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2024	1,166,667	$—	18,885,254	$—	$97,590,426	$(371,184)	$(93,465,946)	$3,753,296
Share-based compensation expense	—	—	—	—	202,619	—	—	202,619
Conversion of Series 2 Convertible Preferred Shares	(1,166,667)	—	1,166,667	—	—	—	—	—
Issuance of Common Shares from ATM Offering, net of issuance costs	—	—	75,862	—	190,274	—	—	190,274
Issuance of Common Shares from exercise of pre-funded warrants	—	—	2,803,738	—	28,039	—	—	28,039
Issuance of Common Shares, pre-funded warrants and accompanying Common Share warrants in July 26, 2024 PIPE, net of issuance costs	—	—	9,757,669	—	—	—	—	—
Re-measurement of liability-classified CAD stock options as of June 30, 2024	—	—	—	—	81,912	—	—	81,912
Net income	—	—	—	—	—	—	3,017,080	3,017,080
Balance, September 30, 2024	—	$—	32,689,190	$—	$98,093,270	$(371,184)	$(90,448,866)	$7,273,220

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2025	32,689,190	$—	$107,546,433	$(371,184)	$(90,687,073)	$16,488,176
Share-based compensation expense	—	—	654,457	—	—	654,457
Issuance of Common Shares from ATM Offering, net of issuance costs	1,019,877	—	708,468	—	—	708,468
Issuance of pre-funded warrants from July 2025 Registered Direct Offering, net of issuance costs	—	—	697,658	—	—	697,658
Issuance of Common Shares from exercise of pre-funded warrants	1,279,923	—	3,050	—	—	3,050
Proceeds from issuance of Common Shares and warrants from July 22, 2025 discounted warrant exercise and PIPE, net of issuance costs	8,411,213	—	8,391,027	—	—	8,391,027
Proceeds from issuance of Common Shares and warrants from July 28, 2025 discounted warrant exercise and PIPE, net of issuance costs	10,410,907	—	11,144,468	—	—	11,144,468
Re-measurement of liability-classified CAD stock options as of September 30, 2025	—	—	145,110	—	—	145,110
Net loss	—	—	—	—	(29,045,059)	(29,045,059)
Balance, September 30, 2025	53,811,110	$—	$129,290,671	$(371,184)	$(119,732,132)	$9,187,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(expressed in US dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(29,045,059)	$3,017,080
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation expense	654,457	202,619
Loss on issuance of common shares, warrants, and pre-funded warrants in July 26, 2024 PIPE	—	3,494,536
Change in fair value of financial instruments	—	(17,014,080)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(438,693)	(1,452,638)
Accounts payable	2,474,022	(6,267,901)
Accrued liabilities	7,518,600	(446,674)
Net cash used in operating activities	(18,836,673)	(18,467,058)

Cash flows from financing activities
Proceeds from issuance of Common Shares pursuant to ATM offering, net of issuance costs	708,468	190,274
Proceeds from issuance of pre-funded warrants from July 22, 2025 Registered Direct Offering, net of issuance costs	697,658
Proceeds from issuance of Common Shares and warrants from July 22, 2025 discounted warrant exercise and PIPE, net of issuance costs	8,391,027	—
Proceeds from issuance of Common Shares and warrants from July 28, 2025 discounted warrant exercise and PIPE, net of issuance costs	11,144,468	—
Proceeds from issuance of Common Shares, pre-funded warrants, and accompanying warrants from July 26, 2024 PIPE, net of issuance costs	—	27,187,497
Proceeds from exercise of pre-funded warrants	3,050	28,039
Net cash provided by financing activities	20,944,671	27,405,810

Net increase in cash	2,107,998	8,938,752

Cash at beginning of period	13,291,167	12,598,146
Cash at end of period	$15,399,165	$21,536,898

Noncash financing activities
Subscription receivable from July 26, 2024 PIPE	$—	$500,000
(Decrease) increase in share-based compensation liability on CAD denominated share options (increasing) decreasing additional paid-in-capital	$(145,110)	$81,912
July 22, 2025 deferred discount for fair value modification of warrants	$930,841	$—
July 22, 2025 deferred discount issuance cost recognized on completion of PIPE	$(930,841)	$—
July 28, 2025 deferred discount for fair value modification of warrants	$1,794,146	$—
July 28, 2025 deferred discount issuance cost recognized on completion of PIPE	$(1,794,146)	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$76,775

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

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (“OBCA”) (“Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. The Company is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (US) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of September 30, 2025, ProMIS USA has had no material activity and has no material financial impact on the Company’s unaudited consolidated financial statements.

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

Liquidity Risk

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues from its activities. The Company had a net loss of $11.6 million and $29.0 million for the three and nine months ended September 30, 2025, respectively, an accumulated deficit of $119.7 million as of September 30, 2025, and negative cash flows from operations of $18.8 million for the nine months ended September 30, 2025. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these unaudited condensed consolidated financial statements are issued.

In July 2025, the Company received gross proceeds of $21.6 million from discounted warrant exercises, the sale of additional warrants in private placements, and the sale of pre-funded warrants to purchase Common Shares in a registered direct offering, less cash transaction costs of $1.4 million. Refer to additional discussion in Note 6. However, the Company will require additional funding to conduct future clinical activities. The Company will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on acceptable terms, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could force delays, reduce or eliminate research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect future business prospects, and the ability to continue operations.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025, and December 31, 2024:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,051	$—	$—	$33,051
Total assets measured at fair value	$33,051	$—	$—	$33,051
Liabilities:
Share-based compensation liability	$—	$—	$54,153	$54,153
Warrant liability	$—	$—	$5,592	$5,592
Total liabilities measured at fair value	$—	$—	$59,745	$59,745

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,051	$—	$—	$33,051
Total assets measured at fair value	$33,051	$—	$—	$33,051
Liabilities:
Share-based compensation liability	$—	$—	$199,263	$199,263
Warrant liability	—	—	5,592	5,592
Total liabilities measured at fair value	$—	$—	$204,855	$204,855

No transfers between levels have occurred in either reporting period presented. Refer to Note 6 below for disclosures related to the warrant liability and Note 8 for disclosures related to share-based compensation liability.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2025	2024
Upfront research payments	$5,848,770	$5,087,692
Accrued interest and other receivables	86,065	78,034
Insurance	—	335,976
License fees	48,815	38,255
Miscellaneous	42,281	47,281
Total prepaid expenses and other current assets	$6,025,931	$5,587,238

5.	ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

Accrued liabilities consist of the following:

	September 30,	December 31,
	2025	2024
Legal	$125,858	$44,610
Accounting	189,429	95,182
Research and development	7,420,603	223,559
Severance	191,647	38,328
Other	72,025	79,283
Accrued liabilities	$7,999,562	$480,962

6.	EQUITY

The Company has authorized an unlimited number of both Common and Preferred Shares. As of September 30, 2025 and December 31, 2024, the Company had 53,811,110 and 32,689,190 issued and outstanding Common Shares, respectively. The Common Shares have no par value.

Common Shares reserved for future issuance consists of the following:

	September 30,	December 31,
	2025	2024
Warrants	66,257,259	57,141,386
Options issued and outstanding under stock option plan	4,532,860	3,574,453
Deferred Share Units granted	1,061	1,061
Common Shares available for grant under stock option plan	2,004,978	2,963,385
Total Common Shares reserved for future issuance	72,796,158	63,680,285

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

The AB Warrants were classified as liabilities (“AB Warrant Liability”) and recorded at fair value utilizing Level 3 inputs at issuance due to the requirement for Shareholder Approval. Under the applicable accounting guidance, the requirement for Shareholder Approval precludes a financial instrument from equity classification, as it cannot be considered indexed to the Company's own stock.  The preclusion is because of the potential of the settlement amount differing than a fixed for fixed option on the Company's shares. The fair value of the AB Warrant Liability at issuance was determined to be $31,182,033, calculated using a Black-Scholes calculation on July 26, 2024 with the following weighted average assumptions: share price of $2.02, the most currently available Nasdaq Official Closing Price for the Company’s Common Shares when the Company entered into the purchase agreements, exercise price of $2.02, volatility of 102.5%, risk-free rate of 4.34%, and a term of 2.1 years.

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

On October 23, 2024, Shareholder Approval for the Tranche A and B Warrants was obtained during the Company’s Special Meeting of Shareholders. Following Shareholder Approval, the Company determined that the AB Warrants met the criteria for equity classification. The Company re-measured the fair value of the AB Warrant Liability at October 23, 2024 to $8,689,149, calculated using a Black-Scholes calculation with the following weighted average assumptions: volatility of 100.9%, share price of $0.95, exercise price of $2.02, risk-free rate of 4.10%, and a term of 1.9 years. The change in fair value of the AB Warrant Liability of $22,492,884 was recorded in other income (expense) in the consolidated statements of operations during the three months ended December 31, 2024, and the remaining fair value of $8,689,149 was reclassified from liability to additional paid-in-capital in the consolidated balance sheet.

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

There was no material warrant liability activity during the three and nine months ended September 30, 2025.

At-the-Market Offering

In September 2023, the Company filed a shelf registration statement with the SEC. In conjunction with the shelf registration, the Company entered into an At The Market Offering  (“ATM”) Agreement with BTIG, LLC (the “2023 ATM Agreement”) on January 5, 2024 to offer up to $25.0 million of its Common Shares. The Company terminated the 2023 ATM Agreement on July 21, 2025. The Company did not sell any Common Shares in 2025 pursuant to the 2023 ATM Agreement.

In August 2025, the Company filed a shelf registration statement with the SEC. In conjunction with the shelf registration, the Company entered into an ATM Agreement with H.C. Wainwright & Co., LLC (the “2025 ATM Agreement”) on August 26, 2025 to offer up to $18.0 million of its Common Shares. During the three and nine months ended September 30, 2025, the Company sold 1,019,877 Common Shares for net proceeds of $708,468 after deducting sales commissions pursuant to the 2025 ATM Agreement.

Registered Direct Offering

On July 22, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) relating to the issuance and sale of a Pre-funded warrant to purchase 984,736 Common Shares (the “Pre-funded Warrant”) to such investor (the “RD Offering”). The Pre-funded Warrant was sold at an offering price of $0.8124 per share, which represents, if it were applicable, the per share offering price for the Common Shares of the Company, less a $0.0001 per share exercise price for such Pre-funded Warrant.  The gross proceeds from the RD Offering were $800,000 before deducting offering expenses of $102,342.

July 22, 2025 Exercise of Discounted Warrants and PIPE

On July 22, 2025, the Company accepted a discounted warrant exercise offer for certain July 2024 PIPE warrants (“July 22, 2025 Discounted Exercise”). Related to the July 22, 2025 Discounted Exercise, the Company also entered into a securities purchase agreement (the “July 22, 2025 PIPE”) with the same existing healthcare focused institutional investor. The Company raised $9,199,765 in aggregate gross proceeds from the July 22, 2025 Discounted Exercise and July 22, 2025 PIPE before deducting $808,738 in transaction costs paid by the Company.

In the July 22, 2025 Discounted Exercise, the Company issued 8,411,214 Common Shares in exchange for the exercise of 8,411,214 of the July 2024 PIPE warrants (2,803,738 each from Tranche A, Tranche B, and Tranche C) for $0.8125 per warrant. The Company determined that discounting the exercise price represented a modification of the July 2024 PIPE warrants. In accordance with ASC815 – Derivatives and Hedging (“ASC 815”), the Company accounted for the incremental fair value of the modification as the difference between the pre-modification fair value and the post-modification fair value of the July 2024 PIPE warrants, as calculated using Black-Scholes. The modification date incremental fair value of $930,841 was initially recorded as a deferred financing cost, as the discount was directly attributable to a proposed offering, and was subsequently recognized as an equity issuance cost upon the closing of the July 22, 2025 Discounted Exercise and July 22, 2025 PIPE. The range of valuation inputs used in the pre-modification fair value Black Scholes calculation of the July 2024 PIPE warrants included a share price of $0.588, exercise prices of $2.02-$2.50, time to maturity of 0.53-4.02 years, risk free rate of 3.9%-4.3%, and annualized volatility of 106.5%. The post-modification fair value Black Scholes calculation used the same fair value inputs as the pre-modification fair value calculation apart from the modified exercise price of $0.8125.

Pursuant to the terms of the July 22, 2025 PIPE , the Company agreed to sell a warrant to purchase 12,616,821 Common Shares (the “July 22, 2025 Warrant”). The July 22, 2025 Warrant was sold to the investor at an offering price of $0.1875 per share and has an exercise price of $1.25 per share.

The July 22, 2025 Warrant is immediately exercisable and will expire five years after the date of issuance. The holder of the July 22, 2025 Warrant may not exercise it if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of Common Shares outstanding immediately after giving effect to such exercise.

The Company determined the July 22, 2025 Warrant met the permanent equity criteria classification. The July 22, 2025 Warrant is classified as a component of permanent equity because it is a freestanding financial instrument, is immediately exercisable, does not embody an obligation for the Company to repurchase its shares, and permits the holders to receive a fixed number of common shares upon exercise. In addition, the July 22, 2025 Warrant does not provide any guarantee of value or return. The Company used a Black-Scholes calculation to determine the fair value of the July 22, 2025 Warrant at issuance and allocated a share of the net proceeds based on the relative fair value of the July 22, 2025 Warrant. Net proceeds allocated to the July 22, 2025 Warrant were $4,284,557, with the remaining net proceeds of $4,106,470 allocated to the Common Shares issued in the July 22, 2025 Discounted Exercise. The aggregate net proceeds of $8,391,027 are recorded in additional paid-in-capital as of September 30, 2025. The valuation inputs used in the Black Scholes calculation of the July 22, 2025 Warrant at issuance included a share price of $0.588, exercise price of $1.25, time to maturity of 5 years, risk free rate of 3.9%, and annualized volatility of 106.5%.

July 28, 2025 Exercise of Discounted Warrants and PIPE

On July 28, 2025, the Company accepted discounted warrant exercise offers for certain July 2024 PIPE warrants (“July 28, 2025 Discounted Exercise”). Related to the July 28, 2025 Discounted Exercise, the Company also entered into a securities purchase agreement (the “July 28, 2025 PIPE”) with the same existing investors. The Company raised $11,623,048 in aggregate gross proceeds from the July 28, 2025 Discounted Exercise and July 28, 2025 PIPE before deducting $478,580 in transaction costs paid by the Company.

In the July 28, 2025 Discounted Exercise, the Company issued 10,410,906 Common Shares in exchange for the exercise of 10,410,906 of the July 2024 PIPE warrants (3,470,302 each from Tranche A, Tranche B, and Tranche C) for $0.83518 per warrant. The Company determined that discounting the exercise price represented a modification of the July 2024 PIPE warrants. In accordance with ASC 815, the Company accounted for the incremental fair value of the modification as the difference between the pre-modification fair value and the post-modification fair value of the July 2024 PIPE warrants, as calculated using Black-Scholes. The modification date incremental fair value of $1,794,146 was initially recorded as a deferred financing cost, as the discount was directly attributable to a proposed offering, and was subsequently recognized as an equity issuance cost upon the closing of the July 28, 2025 Discounted Exercise and July 28, 2025 PIPE. The range of valuation inputs used in the pre-modification fair value Black Scholes calculation of the July 2024 PIPE warrants included a share price of $0.8352, exercise prices of $2.02-$2.50, time to maturity of 0.52-4.01 years, risk free rate of 3.9%-4.3%, and annualized volatility of 107.4%. The post-modification fair value Black Scholes calculation used the same fair value inputs as the pre-modification fair value calculation apart from the modified exercise price of $0.83518.

Pursuant to the terms of the July 28, 2025 PIPE , the Company agreed to sell warrants to purchase 15,616,360 Common Shares (the “July 28, 2025 Warrants”). The July 28, 2025 Warrants were sold to the investor at an offering price of $0.1875 per share and has an exercise price of $1.25 per share.

The July 28, 2025 Warrant are immediately exercisable and will expire five years after the date of issuance. Certain holders of the July 28, 2025 Warrants may not exercise it if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of Common Shares outstanding immediately after giving effect to such exercise.

The Company determined the July 28, 2025 Warrants met the permanent equity criteria classification. The July 28, 2025 Warrants are classified as a component of permanent equity because they are a freestanding financial instrument, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, the July 28, 2025 Warrants do not provide any guarantee of value or return. To determine the fair value of the July 28, 2025 Warrants at issuance, the Company used a Black-Scholes model and allocated a share of the net proceeds based on the relative fair value of the July 28, 2025 Warrants. Net proceeds allocated to the July 28, 2025 Warrants were $5,885,032, with the remaining net proceeds of $5,259,436 allocated to the Common Shares issued in the July 28, 2025 Discounted Exercise. The aggregate net proceeds of $11,144,468 are recorded in additional paid-in-capital as of September 30, 2025. The valuation inputs used in the Black Scholes calculation of the July 28, 2025 Warrant at issuance included a share price of $0.8352, exercise price of $1.25, time to maturity of 5 years, risk free rate of 4.0%, and annualized volatility of 107.4%.

7.	WARRANTS

As of September 30, 2025, outstanding Common Share warrants and exercise prices related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
C$12.00	279,613	November 2025
US$2.02	7,854,656	January 2026
US$12.60	524,088	August 2026
US$9.60	146,744	August 2026
US$2.02	7,854,656	January 2027
US$7.50	345,938	April 2028
US$6.10	69,188	April 2028
US$1.75	11,227,714	February 2029
US$2.50	7,854,656	July 2029
US$1.25	28,233,180	July 2030
US$0.01	1,866,826	None
	66,257,259

During the three and nine months ended September 30, 2025, 1,279,923 pre-funded warrants, including 984,736 issued in the July 2025 RD Offering, were exercised for gross proceeds of $3,050. Refer to Note 6 for discussion on the discounted exercise of 8,411,214 July 2024 PIPE warrants on July 22, 2025, discounted exercise of 10,410,906 July 2024 PIPE warrants on July 28, 2025, issuance of 12,616,820 new warrants on July 22, 2025, and issuance of 15,616,360 new warrants on July 28, 2025.

8.	SHARE-BASED COMPENSATION

2025 Stock Option Plan

At its June 2025 Annual Meeting of Shareholders, the Company’s 2025 Stock Option and Incentive Plan (“2025 Option Plan”) was approved by the shareholders. The 2025 Option Plan replaces the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. No new awards can be issued under the 2015 Option Plan.  The Company reserved 2,946,719 Common Shares for issuance under the 2025 Option Plan at the time of adoption. As of September 30, 2025 and December 31, 2024, the Company had 2,004,978 and 2,963,385 options available for grant under the 2025 Option Plan and 2015 Option Plan, respectively. The Common Shares underlying any awards under the 2025 Option Plan and 2015 Option Plan that are forfeited, canceled, or otherwise terminated (other than by exercise) are added back to the shares available for issuance under the 2025 Option Plan. Share options are granted in either USD or CAD. Upon the change in the Company’s functional currency, effective July 1, 2023, CAD share options previously classified as equity were reclassified as liabilities. All grants following the Company’s change in functional currency are in USD.

Canadian Dollar Share Options

The following table summarizes the C$ share options outstanding under the 2025 Option Plan and 2015 Option Plan for the nine months ended September 30, 2025.

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Contractual	Aggregate
	Share	Price Per		Term	Intrinsic
	Options	Share		(years)	Value
Outstanding as of January 1, 2024	898,262	C$	7.58	6.5	$—
Expired	(79,769)		9.16
Outstanding as of December 31, 2024	818,493		7.36	6.6	—
Forfeited	(58,333)		8.36	—	—
Expired	(355,760)		2.15	—	—
Outstanding as of September 30, 2025	404,400	C$	7.01	7.0	—
Vested and exercisable as of September 30, 2025	386,549	C$	7.09	7.0	$—

The aggregate intrinsic value of options outstanding and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares when the exercise price is below fair value.  There were 58,333 and 355,760 CAD options forfeited and expired, respectively, during the nine months ended September 30, 2025.

Upon the change in the Company’s functional currency effective July 1, 2023 CAD share options previously classified as equity were reclassified as liabilities. The CAD options were re-measured as of December 31, 2023 and had a fair value of $422,002.

A summary of share-based compensation liability activity, measured using level 3 fair value inputs, for the period ended September 30, 2025 is as follows:

September 30,
2025
Fair value at December 31, 2024	$199,263
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(145,110)
Fair value at September 30, 2025	$54,153

A summary of share-based compensation liability activity, measured using level 3 fair value inputs, for the year ended December 31, 2024 is as follows:

December 31,
2024
Fair value at December 31, 2023	$422,002
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(222,739)
Fair value at December 31, 2024	$199,263

The following table summarizes the weighted average of significant assumptions used to calculate the fair value of CAD share options outstanding and exercisable as of September 30, 2025 and December 31, 2024:

	Period Ended
	September 30,		December 31,
	2025		2024
Weighted average fair value of C$ Options	C$	0.14	C$	0.26
Expected volatility		107.0%		99.7%
Risk-free interest rate		3.88%		4.40%
Expected dividend yield		—%		—%
Expected term (years)		6.2		6.6

Expected volatility is based on historical volatility of the Company’s Common Shares over the expected life of the option, as the Company’s options are not readily tradable.

US Dollar Share Options

The Company began making share option grants denominated in USD following the Company’s change in functional currency in July 2023. The following table summarizes the USD share options outstanding under the 2025 Option Plan for the nine months ended September 30, 2025.

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of January 1, 2024	69,000	$1.87		$—
Granted	2,686,960	1.11
Outstanding as of December 31, 2024	2,755,960	1.13		—
Granted	1,385,000	0.47		—
Forfeited	(12,500)	1.87
Outstanding as of September 30, 2025	4,128,460	0.91	9.3	—
Vested and exercisable as of September 30, 2025	908,080	$1.17	8.8	$—

During the nine months ended September 30, 2025, the Company granted 1,385,000 USD share options with a grant date fair value of $448,566.

The fair value of the USD share options granted was estimated using a Black-Scholes model with the following assumptions:

	Period Ended
	September 30,	September 30,
	2025	2024
Weighted average fair value of US$ Options	$0.38	$0.91
Expected volatility	108.4%	98.6%
Risk-free interest rate	3.77%	3.90%
Expected dividend yield	—%	—%
Expected term (years)	6.1	5.8

DSU Plan

The Company has a Deferred Share Unit plan (“DSU Plan”) for senior officers. Under the DSU Plan, rights to the Company’s Common Shares may be awarded on a deferred payment basis up to a maximum of 16,666 common share units. Each common share unit will fully vest upon cessation of employment with the Company and then can be redeemed for one common share of the Company by the unitholder. The Company has 1,061 units outstanding as of September 30, 2025.

Share-based Payment Expense

The following table summarizes total share-based compensation included in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$40,211	$3,853	$115,768	$11,478
General and administrative	156,936	117,183	538,689	191,141
Total share-based compensation	$197,147	$121,036	$654,457	$202,619

As of September 30, 2025, there was $4,139 of unrecognized share-based compensation liability related to C$ options outstanding but unvested, which is expected to be recognized over weighted-average remaining service period of 0.5 years. There was $1,468,793 of unrecognized share-based compensation expense related to US$ options outstanding but unvested, which is expected to be recognized over the remaining service period of 2.8 years.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the periods ended September 30, 2025, and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025	2024
Operating Expenses:
PMN310 development program costs		$8,761,024		$1,914,804	$21,537,975	$4,537,978
Other non-employee research and development costs		214,128		205,722	712,712	624,694
Employee costs		1,520,464		1,020,095	4,016,789	2,137,126
Other general and administrative costs		1,254,816		1,294,056	3,127,713	3,525,235
Net Operating Loss:		11,750,432		4,434,677	$29,395,189	$10,825,033
Other segment items(a)		(170,306)		(13,710,502)	(350,130)	(13,842,113)
Net Loss (Income):		11,580,126		(9,275,825)	$29,045,059	$(3,017,080)

Reconciliation of Profit or Loss	$		$
Adjustments and reconciling items		—		—	—	—
Consolidated Net Loss (Income):		11,580,126		(9,275,825)	$29,045,059	$(3,017,080)

(a)Other segment items included in segment loss include changes in warrant liability, interest income, and interest expense

10.	RELATED PARTY TRANSACTIONS

UBC Collaborative Research Agreement

In April 2016, the Company entered into a collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In January 2022, the UBC CRA was amended to extend the project for an additional three years, and in December 2024, for an additional 1 year. Aggregate funding under the agreement was increased to a total of C$5,830,000 through February 2026. During the nine months ended September 30, 2025 and 2024, the Company made cash payments of $283,600 and $443,260 and incurred costs of $428,087 and $446,860, respectively, which are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Milestone and royalty related amounts that may come due under various agreements are dependent on, among other factors, preclinical safety and efficacy, clinical trials, regulatory approvals and, ultimately, the successful development and commercial launch of a new drug, the outcomes and timings of which are uncertain. Amounts due per the various agreements for milestone payments will accrue once the occurrence of a milestone is probable. Amounts due as royalty payments will accrue as commercial revenues from the product are earned. Through September 30, 2025, no events have occurred that require accrual of any milestone or royalty related amounts.

UBC and the Vancouver Coastal Health Authority Agreement

In April 2016, the Company entered into a three-year, CRA with the UBC and the Vancouver Coastal Health Authority. The agreement was amended various times through January 2022, extending the agreement through 2026. Refer to Note 10 Related Party Transactions.

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement.  The Company made annual license payments of C$25,000 during the nine months ended September 30, 2025 and 2024. Through September 30, 2025, no accruals for royalty payments have been made.

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

For the three and nine months ended September 30, 2025 and 2024, 1,866,826 Pre-funded Warrants to purchase Common Shares for little to no consideration, issued in connection with the August 2023 and July 2024 private placements, were included in the basic and diluted net loss per share calculation. The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(11,580,126)	$9,275,825	$(29,045,059)	$3,017,080
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common shareholders, basic and diluted	48,833,799	30,023,675	37,078,745	22,953,751
Effect of potentially dilutive securities:
Warrants	—	—	—	696,070
Stock options	—	43,420	—	26,283
Diluted weighted-average common shares outstanding	48,833,799	30,067,095	37,078,745	23,676,104

Net income (loss) per share attributable to common shareholders, basic and diluted	$(0.24)	$0.31	$(0.78)	$0.13
Diluted net income (loss) per share attributable to common shareholders	$(0.24)	$0.31	$(0.78)	$0.13

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Nine Months Ended
	September 30,
	2025	2024
Options issued and outstanding under stock option plan	4,532,860	1,087,493
Warrants	64,390,433	56,746,647
Deferred Share Units	1,061	1,061
Total	68,924,354	57,835,201

13. SUBSEQUENT EVENTS

The Company did not identify any subsequent events through Novebmer 12, 2025, the date these unaudited condensed consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of November 10, 2025 for the three and nine months ended September 30, 2025 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 and 2023 included in the Company’s Annual Report on Form 10-K and the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included in this Quarterly Report on Form 10-Q (collectively, the “Financial Statements”), which have been prepared by management in accordance with GAAP as issued by the FASB. All dollar amounts refer to United States dollars, except as stated otherwise.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual licensing and/or commercialization of our product candidates and any future product candidates. Our operating losses were $11.8 million and $4.4 million for the three months ended September 30, 2025 and 2024, respectively, and $29.4 million and $10.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $119.7 million. We had negative cash flows from operations of $18.8 million for the nine months ended September 30, 2025.

In July 2025, we received gross proceeds of $21.6 million from discounted warrant exercises, the sale of additional warrants in private placements, and the sale of pre-funded warrants to purchase Common Shares in a registered direct offering, less transaction costs of $1.4 million. Refer to additional discussion in Note 6. However, we expect to continue to incur net losses for the foreseeable future and, if able to raise additional funding, would expect our research and development expenses, general and administrative expenses and capital expenditures to increase. In particular, if we are able to raise additional funding, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as initiate clinical trials, hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a clinical-stage public company. In addition, if we obtain marketing approval for any product candidates, we may incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses should we in-license or acquire additional product candidates.

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

We expect that our cash of $15.4 million as of September 30, 2025 will not be sufficient to fund the Company’s operating expenses for at least 12 months from the date these Financial Statements were issued. This raises substantial about regarding our ability to continue as a going concern. Refer to additional discussion related to going concern considerations in “Liquidity and Capital Resources.”

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

As of November 12, 2025, we have enrolled all of Cohorts 1 and 2 and are well into Cohort 3, with complete enrollment expected before the end of the year and a continued favorable safety profile. We also announced that the U.S. Food and Drug Administration (FDA) granted Fast Track Designation to PMN310, which we believe recognizes the potential of this program to address an unmet medical need in AD. We anticipate reporting six-month interim data from the study in the second quarter of 2026, with topline results expected in the fourth quarter of 2026.

Expenditures for PMN310 in the three and nine months ended September 30, 2025, were approximately $8.8 million and $21.5 million, respectively, not including allocations of senior management time.

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

Recent Corporate Highlights

●	On July 21, 2025, we announced that PMN310 was granted Fast Track Designation by the FDA.

●	In July 2025, we received aggregate gross proceeds of $21.6 million across multiple transactions, including a registered direct offering, private placements and discounted warrant exercises. Refer to additional discussion related to the transactions in “Liquidity and Capital Resources.”

●	As of November 12, 2025, we have enrolled all of Cohorts 1 and 2 and are well into Cohort 3, with complete enrollment expected before the end of the year and a continued favorable safety profile.

●	In October 2025, Slanix Paul Alex, Pharm.D. was appointed to join our Board of Directors. Dr. Alex joined Ally Bridge Group in 2023 and is the President and Portfolio Manager for its Public Equity strategy.

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

Nine Months Ended September 30, 2025 and 2024

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses
Research and development	$24,011,452	$6,313,373	$17,698,079
General and administrative	5,383,737	4,511,660	872,077
Total operating expenses	29,395,189	10,825,033	18,570,156
Loss from operations	(29,395,189)	(10,825,033)	(18,570,156)
Other income	350,130	13,842,113	(13,491,983)
Net loss	$(29,045,059)	$3,017,080	$(32,062,139)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
Direct research and development expenses by program
PMN310	$21,537,975	$4,537,978	$16,999,997
Platform and other programs	540,013	526,265	13,748
Indirect research and development expenses:
Employee salaries and benefits	1,644,997	1,139,223	505,774
Share-based compensation	115,768	11,478	104,290
Consulting expense	137,240	69,771	67,469
Other operating costs	35,459	28,658	6,801
Total research and development expenses	$24,011,452	$6,313,373	$17,698,079

Research and development expenses increased by $17.7 million, or 280%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase is largely attributable to a $17.0 million increase in direct research and development expenses related to the PMN310 phase 1b trial, which commenced in late 2024 and is ongoing in 2025. Employee salary and benefits increased by $0.5 million in 2025. Share-based compensation and consulting costs also increased by $0.1 million each.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
Employee salaries and benefits	$1,717,334	$795,284	$922,050
Share-based compensation	538,689	191,141	347,548
Professional and consulting fees	2,594,477	3,138,770	(544,293)
Patent expense	226,661	248,348	(21,687)
Facility-related and other	306,576	138,117	168,459
Total general and administrative expenses	$5,383,737	$4,511,660	$872,077

General and administrative expenses increased by $0.9 million, or 31%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Employee salaries and benefits increased by $0.9 million due to the recognition of $0.5 million in severance costs during the nine months ended September 30, 2025 and the hiring of additional employees in 2025. Professional and consulting fees decreased by $0.5 million, primarily driven by a decrease of $0.3 million in investor and shareholder relations costs, $0.2 million in insurance costs, and $0.1 million in legal fees, offset by an increase of $0.1 million in recruiting costs. Share-based compensation expense increased by $0.3 million. Facility-related and other costs increased by $0.2 million.

Other (Expense) Income

Other income decreased by $13.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to a decrease in the gain on change in fair value of financial instruments of $17.0 million, offset by a 2024 loss on the issuance of Common Shares, warrants, and pre-funded warrants in our July 2024 PIPE of $3.5 million.

Three Months Ended September 30, 2025 and 2024

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses
Research and development	$9,797,418	$2,563,774	$7,233,644
General and administrative	1,953,014	1,870,903	82,111
Total operating expenses	11,750,432	4,434,677	7,315,755
Loss from operations	(11,750,432)	(4,434,677)	(7,315,755)
Other income	170,306	13,710,502	(13,540,196)
Net loss	$(11,580,126)	$9,275,825	$(20,855,951)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change
Direct research and development expenses by program:
PMN310	$8,761,024	$1,914,804	$6,846,220
Platform and other programs	191,567	167,493	24,074
Indirect research and development expenses:
Employee salaries and benefits	782,055	439,394	342,661
Share-based compensation	40,211	3,853	36,358
Consulting expense	12,999	28,279	(15,280)
Other operating costs	9,562	9,951	(389)
Total research and development expenses	$9,797,418	$2,563,774	$7,233,644

Research and development expenses increased by $7.2 million, or 282%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase is largely attributable to a $6.9 million increase in direct research and development expenses related to the PMN310 phase 1b trial, which commenced in late 2024 and is ongoing in 2025. Employee salary and benefit costs also increased by $0.3 million.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change
Employee salaries and benefits	$541,261	$459,664	$81,597
Share-based compensation	156,936	117,183	39,753
Professional and consulting fees	1,059,165	1,139,376	(80,211)
Patent expense	123,096	86,018	37,078
Facility-related and other	72,556	68,662	3,894
Total general and administrative expenses	$1,953,014	$1,870,903	$82,111

General and administrative expenses increased by $0.1 million, or 4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Employee salaries and benefits increased by $0.1 million due to additional employees in 2025. Professional and consulting fees decreased by $0.1 million due to a $0.2 million decrease in legal fees, offset by a $0.1 million increase in audit and tax fees.

Other (Expense) Income

Other income decreased by $13.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to a decrease in the gain on change in fair value of financial instruments of $17.0 million, offset by a 2024 loss on the issuance of Common Shares, warrants, and pre-funded warrants in our July 2024 PIPE of $3.5 million.

Liquidity and Capital Resources

Sources of Liquidity

We are a development stage company as we have not generated revenues to date and do not expect to have significant revenues until we are able to sell a product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide funding, such as licensing fees, milestone payments, royalties, research funding or otherwise. Operations have been financed since inception, through the sale of equity and debt securities and the conversion of Common Share purchase warrants and share options. Our objectives, when managing capital, are to ensure there are sufficient funds available to carry out our research, development and eventual commercialization programs. When we have excess funds, we manage our liquidity risk by investing in highly liquid corporate and government bonds with staggered maturities to provide regular cash flow for current operations. We do not hold any asset-backed commercial paper, and our cash is not subject to any external restrictions. We also manage liquidity risk by frequently monitoring actual and projected cash flows. The Board reviews and approves the Company’s operating and capital budgets, as well as any material transactions not in the ordinary course of business. The majority of our accounts payable and accrued liabilities have maturities of less than three months. We are dependent on our ability to generate revenues from our products or secure additional financing in order to continue our research and development activities and meet our ongoing obligations and existing liabilities.

On September 22, 2023, we filed a registration statement on Form S-3 (File No. 333-274658) with the SEC, which was declared effective on September 29, 2023 (Shelf Registration Statement), in relation to the registration of Common Shares, preferred shares, subscription receipts, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our Common Shares, debt securities or other equity securities in one or more offerings. On January 5, 2024, we entered into an At The Market Offering Agreement with BTIG, LLC (the “2023 ATM Agreement”) to provide for the offering, issuance and sale of up to an aggregate amount of $25.0 million of our Common Shares from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof, including limitations related to the amount we are able to sell pursuant to such 2023 ATM Agreement based on our public float as of a measuring date preceding the filing of our Annual Report. During the year ended December 31, 2024 we sold 75,862 shares for net proceeds of approximately $0.2 million. We did not sell any Common Shares in 2025 pursuant to the 2023 ATM Agreement and the 2023 ATM Agreement was terminated in July 2025.

In August 2025, we filed a shelf registration statement with the SEC. In conjunction with the shelf registration, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC (the “2025 ATM Agreement”) to offer up to $18.0 million of our Common Shares. During the three and nine months ended September 30, 2025, we sold 1,019,877 Common Shares for net proceeds of $0.7 million, after deducting sales commissions.

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

We received Shareholder Approval for the Tranche A and Tranche B Warrants on October 23, 2024 at a Special Meeting of Shareholders.

On July 22, 2025, we entered into a securities purchase agreement to issue and sell pre-funded warrants to purchase 984,736 Common Shares (the “RD Offering”). The RD Offering pre-funded warrant was sold at an offering price of $0.8124 per share, which represents, if it were applicable, the per share offering price for the Common Shares of the Company, less a $0.0001 per share exercise price for such Pre-funded Warrant.  The gross proceeds from the RD Offering were $0.8 million before deducting offering expenses of $0.1 million.

Additionally, in July 2025, across multiple transactions dated July 22 and 28, 2025, we accepted discounted exercise offers for 18,822,120 Common Share warrants, distributed ratably amongst the Tranche A, B, and C Warrants from the July 2024 PIPE for aggregate gross proceeds of approximately $15.5 million and sold 28,233,180 new warrants in two private placements for aggregate gross proceeds of $5.3 million. The total aggregate gross proceeds across the RD Offering, discounted warrant exercises, and sales of new warrants was $21.6 million, before deducting fees and offering expenses of $1.4 million.

We incurred a net loss of $11.8 million and $29.4 million for the three and nine months ended September 30, 2025, respectively. We reported an accumulated deficit of $119.7 million as of September 30, 2025, and had negative cash flows from operations of $18.8 million for the nine months ended September 30, 2025. Management believes that these conditions raise substantial doubt as to the Company’s ability to continue as a going concern within 12 months of the date the Financial Statements are issued. Additional funding will be necessary to fund future clinical activities and to pay down our existing liabilities. We will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, changing macroeconomic factors including, but not limited to, rising interest rates, uncertainties in the banking industry and inflation have diminished certain opportunities to obtain funding in the current market environment. There is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force us to delay, reduce or eliminate research and development programs and product portfolio expansion or commercialization efforts. These potential delays, reductions and eliminations could adversely affect future business prospects, and our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
Net cash used in operating activities	$(18,836,673)	$(18,467,058)	$(369,615)
Net cash provided by financing activities	20,944,671	27,405,810	(6,461,139)
Net increase in cash	$2,107,998	$8,938,752	$(6,830,754)

Cash Flows Used in Operating Activities

Cash used in operating activities was $18.8 million for the nine months ended September 30, 2025, which consisted of a net loss of $29.0 million, decreased by share-based compensation of $0.7 million and a net change of $9.6 million in our operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of an increase of $7.5 million of accrued liabilities, an increase of $2.5 million of accounts payable, and an increase of $0.4 million in prepaid expenses and other current assets.

Cash used in operating activities was $18.5 million for the nine months ended September 30, 2024, which consisted of net income of $3.0 million, decreased by non-cash activities of $13.3 million and a net change of $8.2 million in our operating assets and liabilities. Non-cash decreases included gains of $17.0 million on the change in the fair value of our financial instruments, offset by a non-cash loss of $3.5 million on the issuance of our Common Shares, warrants and pre-funded warrants in the July 2024 PIPE, and $0.2 million of share-based compensation. Changes in cash flows related to operating assets and liabilities primarily consisted of a decrease of $6.3 million of accounts payable, including a repayment of $5.9 million on previously deferred accounts payable, a $0.4 million decrease in accrued liabilities, and a $1.5 million increase in prepaid expenses and other current assets.

Cash Flows Used in Investing Activities

There was no cash used in investing activities during the nine months ended September 30, 2025 or 2024.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2025 was $20.9 million, which included $8.4 million from the July 22, 2025 Discounted Exercise (as detailed in our notes to the financial statements) and PIPE Purchase, $11.1 million from the July 29, 2025 Discounted Exercise (as detailed in our notes to the financial statements) and PIPE Purchase, $0.7 million from the sale of Common Shares under the At The Market Offering Agreement, and $0.7 million from the issuance of pre-funded warrants in the July 22, 2025 RD Offering.

Cash provided by financing activities during the nine months ended September 30, 2024 was $27.4 million, which included $27.2 million from the common shares, warrants and pre-funded warrants sold in the July 2024 PIPE, which does not include a subscription receivable of an additional $0.5 million, which was received in November 2024, and $0.2 million from the sale of Common Shares under the At The Market Offering Agreement (all amounts net of issuance costs).

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

Fully Diluted Share Capital

The number of issued and outstanding Common Shares and Common Share Equivalents as of September 30, 2025 was as follows:

Number of
Common Shares
and Common Share
Equivalents
Common Shares	53,811,110
Options issued and outstanding under stock option plan	4,532,860
Warrants	66,257,259
Deferred share units	1,061
Total - September 30, 2025	124,602,290

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2024 and nine months ended September 30, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K, as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K as filed with the SEC and such subsequently filed Quarterly Report.

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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We had working capital of approximately $9.2 million as of September 30, 2025. Management believes its working capital position and history of operating losses raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date of filing of this Form 10-Q. We will require substantial additional funds for further research and development, planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2025. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to insufficient review controls over the Company’s fair value measurements of certain of its financial instruments, including its July 2024 PIPE Warrant Liability. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2025. We have taken a number of measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our unaudited condensed consolidated financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our condensed financial statements.

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

Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, including tariffs, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, certain governments (including the United States and other countries where we source goods or components) have imposed or may impose tariffs. Additional tariffs, or retaliatory measures by other countries in response, may be implemented at any time. Should these or similar tariffs remain in place (or be re-imposed or increased), or if additional tariffs or trade restrictions are enacted in the future, they could cause us to face higher supply costs, delays, or a need to switch suppliers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended September 30, 2025, no officer or director of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

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
10.1#

Amended and Restated Employment Agreement with Neil Cashman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 30, 2025).

10.2*#	Amended and Restated Employment Agreement with Johanne Kaplan.
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2025).
10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2025).
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PROMIS NEUROSCIENCES INC.

Date: November 12, 2025	By:	/s/ Neil Warma
Neil Warma
Chief Executive Officer
(principal executive officer)

Date: November 12, 2025	By:	/s/ Daniel Geffken
Daniel Geffken
Chief Financial Officer
(principal financial officer)