Form 10-K
period 2025-12-31
ProMIS Neurosciences Inc.
filed 2026-03-25
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §239.90D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Capital Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2025, the last day of its most recently completed second fiscal quarter, was approximately $29.7 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding Common Shares of the Registrant as of March 25, 2026 was 8,967,693.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders, or the 2026 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in Item 1A – “Risk Factors” and include, but are not limited to, the following:

Risks Related to the Development of Our Product Candidates

●	Our product candidates are still in the early stages of development and there is significant uncertainty that any such products will be approved.
●	We have concentrated a portion of our research and development efforts on the treatment of Alzheimer’s Disease, a field that has seen very limited success in drug development.
●	Our business is heavily dependent on the successful development, regulatory approval and commercialization of PMN310 and any future product candidates that we may develop or acquire, including PMN442 and PMN267.
●	Clinical and nonclinical drug development involves a lengthy, expensive and uncertain process. The results of nonclinical studies and early clinical trials are not always predictive of future results. PMN310 or any other product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.
●	Interim, “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more data become available and is subject to audit and verification procedures that could result in material changes in the final data.
●	We cannot be certain that PMN310, PMN442, PMN267 or any of our future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market our product candidates.

Risks Related to Our Financial Position and Capital Needs

●	We have incurred losses since inception, we anticipate that we will incur continued losses for the foreseeable future and will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
●	We have no product candidates approved for commercial sale, we have never generated any revenue from product sales and we may never be profitable.

Risks Related to the Commercialization of Our Product Candidates

●	The market opportunities for PMN310, PMN442, PMN267, and future product candidates, if approved, may be smaller than we anticipate.
●	Even if our current or future product candidates obtain regulatory approval, they may fail to achieve the broad degree of adoption and use by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.
●	Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process to commercialize our potential products, which may not be successful.

Risks Related to Our Dependence on Third Parties

●	We will rely on third parties to supply components, research, develop, test, and manufacture our product candidates and market, if approved. The loss of any of these third-party relationships or the failure of any of them to meet their obligations to us could affect our ability to develop and obtain approval of our product candidates in a timely manner.
●	If any of our third-party manufacturers encounter difficulties in production of PMN310, PMN267, PMN442 or any future product candidate we develop, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or, if approved, for commercial sale could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Risks Related to Our Intellectual Property

●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates, and other proprietary technologies if approved, may be adversely affected.
●	If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
●	We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through in-licenses.

Risks Related to Legal and Regulatory Compliance Matters

●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize future product candidates, and our ability to generate revenue be materially impaired.
●	Even if we obtain regulatory approval for PMN310, PMN442, PMN267 or any future product candidates, they will remain subject to ongoing regulatory oversight, which may result in significant additional expense.

Risks Related to Our Business and Industry

●	We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more effective than ours.
●	If we fail to attract and retain senior management and key scientific personnel, our business may be materially and adversely affected.

Risks Related to Ownership of Our Common Shares and Our Status as a U.S. Public Company

●	Investment in our Common Shares is speculative, involves risk, and there is no guarantee of a return.
●	The price of our Common Shares may be volatile.
●	Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other shareholders.
●	There is no active market for our warrants and pre-funded warrants.

General Risk Factors

●	The elimination of monetary liability against our directors, officers, and employees under Canadian law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report includes statements that express ProMIS’ opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, our ability to continue as a going concern, patent term expiration dates, prospects, growth, strategies and the markets in which ProMIS operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting ProMIS. Factors that may impact such forward- looking statements include:

●	the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing or collaboration agreements;
●	tax positions and contingencies; research and development costs; compensation and other selling, general and administrative expense;
●	foreign currency exchange risk;
●	estimated fair value of assets and liabilities;
●	the potential impact of increased competition in the markets in which we compete;
●	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
●	our plans and investments in our portfolio as well as implementation of our corporate strategy;
●	the risk that we will maintain enough liquidity to execute our business plan and our ability to continue as a going concern;
●	our expected use of proceeds from sales of our common shares or common share equivalents in offerings or “at-the-market” offerings and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
●	the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions;
●	the expectations, development plans and anticipated timelines, including costs and timing of clinical trials, filings and approvals, of our products candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline product candidates, if approved;
●	the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;
●	our ability to finance our operations and business initiatives and obtain funding for such activities;
●	the direct and indirect impact of health crises on our business and operations, including expenses, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;

●	the impact of global financial, economic, political and health events, such as rising inflation, market volatility, fluctuating interest rates, capital markets disruptions, legislative action, possible government shutdowns and international tariffs;
●	the potential impact of healthcare reform in the United States and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product candidates, if approved;
●	the impact of the continued uncertainty of the credit and economic conditions in certain countries and our collection of accounts receivable in such countries;
●	the risk that we become characterized as a passive foreign investment company;
●	our ability to prevent and successfully remediate any significant deficiencies or material weaknesses in internal controls over financial reporting;
●	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
●	the impact of new laws (including tax and tariff policies), executive orders, regulatory requirements, judicial decisions and accounting standards.

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

PART I

Item 1. Business

Overview

ProMIS has in-licensed a patented technology platform with the potential to deliver a portfolio of antibody therapies, therapeutic vaccines, and other therapies derived from antibodies for neurodegenerative diseases and other misfolded protein diseases, which may include Alzheimer’s disease, multiple system atrophy, amyotrophic lateral sclerosis, frontotemporal lobar degeneration, Parkinson’s disease, progressive supranuclear palsy, corticobasal degeneration (respectively, AD, MSA, ALS, FTLD, PD, PSP, CBD) and schizophrenia. A common biologic cause contributes to each of these conditions, in that certain proteins, which normally perform a needed function, when misfolded, can cause neuronal degeneration and death, contributing to morbidity and mortality. ProMIS’ technology platform is an example of the advances in drug discovery enabled by computational power, in silico discovery, and/or artificial intelligence. We believe this platform provides a potential advantage by selectively targeting the toxic misfolded proteins with therapeutics.

ProMIS’ EpiSelectTMPlatform Technology

ProMIS’ scientific foundation is centered on the growing knowledge base relating to diseases characterized by the presence of abnormal, misfolded proteins. Genetic and experimental research in the neuroscience community has demonstrated that propagating, neurotoxic, misfolded proteins (also referred to as prion-like particles or toxic soluble oligomers) are fundamental drivers of multiple neurodegenerative diseases, including AD, MSA, and ALS. ProMIS’ EpiSelectTM platform technology allows for the identification of conformational epitopes that become exposed on toxic, misfolded forms of a given protein but are not present on the properly folded form of the same protein. Such disease-specific epitopes (DSEs) can then be used to generate therapeutic antibody candidates that selectively target toxic forms of the protein without interfering with essential functions of the healthy protein.

The ability to model protein misfolding in silico to predict target epitopes restricted to toxic, misfolded forms of a protein was a transformational advance for the development of therapeutic antibodies in terms of speed and quality of the antibodies generated. Earlier methods using less defined immunogens, such as synthetic protein aggregates, relied on chance and extensive screening to identify promising antibody clones, and could never quite achieve strict selectivity for the toxic, misfolded protein. The Company first licensed exclusive rights to ProMISTM target epitope identification technology from the University of British Columbia (UBC) to predict novel DSEs on the molecular surface of misfolded proteins. ProMISTM is an “in silico” rational selection approach that could be applied to any protein where the normal folding structure is at least partially known. The Company subsequently acquired a worldwide license from UBC to EpiSelectTM a computational algorithm that supersedes ProMISTM, employing thermodynamics and statistical mechanics to model protein misfolding. This proprietary computational discovery platform provides a unique and robust engine to predict DSEs on the molecular surface of misfolded proteins. The amino acid sequence of the toxic, misfolded form and the healthy, properly folded form of a target protein are the same but they differ in their conformation. The ProMIS platform offers the ability to identify targets (conformational epitopes) unique to the toxic, misfolded form. Cyclic peptides containing the conformational epitopes are created and used to immunize mice or rabbits to generate selective monoclonal antibodies (mAbs) that are designed to attack the disease-causing form of the protein without interfering with the healthy form of the same protein. The mAbs raised in animals are humanized (the critical binding regions are inserted into a human antibody framework) for potential use in patients.  We believe the ProMIS approach has the potential to produce more effective and safer antibodies compared to traditional methods of immunization with whole proteins/peptides or aggregates which result in pan-reactive antibodies that cross-react with all forms of a target protein.  The lack of selectivity of such antibodies dilutes their efficacy by binding to non-toxic forms of the protein and can potentially interfere with the function of the properly folded protein.

Our Pipeline

We are developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins.

Arrows denote the stage of each program

ALS: Amyotrophic lateral sclerosis, FTD: Frontotemporal dementia, PD: Parkinson’s disease, DLB: Dementia with Lewy bodies, HD: Huntington’s disease

ProMIS’ Objectives for 2026

The Company plans to pursue the following key objectives for 2026:

●	Progression of the PRECISE-AD Phase 1b trial of PMN310 for Alzheimer's disease, maintaining rigorous execution and data integrity. Based on current clinical trial patient visit schedules, the Company expects to complete the six-month assessments in the second quarter of 2026, with the blinded interim analysis anticipated in early third quarter 2026. Completion of dosing and all patient visits is expected in the fourth quarter of 2026, with top-line data anticipated in early 2027 following database lock and statistical analysis.

●	Strategic Growth and Corporate Visibility: Enhance corporate awareness by engaging strategically with investors and industry stakeholders, while evaluating partnership and business development opportunities that underscore the value of the company's pipeline.

●	Operational Readiness for Future Success: Strengthen organizational infrastructure and capabilities to support potential clinical milestones and position the company for long-term growth.

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

There are now blood-based biomarkers (diagnostic assays) that can provide information that correlates with expensive A/T/N imaging. Plasma levels of ptau 217 and ptau 181 (tau protein phosphorylated at amino acids 217 and 181 respectively) correlate with brain imaging measures, AD diagnosis, and disease progression (Mattson et al. JAMA 2023, Jack et al. Brain 2023, Therriant et al. JAMA 2023). These advances have implications for ProMIS’ strategy. Better diagnostics can facilitate more efficient clinical trials, both in terms of identifying potential subjects for the trial and also detecting a potential treatment effect in early, small trials. Secondly, the ability to diagnose disease prior to symptoms raises the possibility of preventive treatment.

According to the World Alzheimer Report 2022, the current dementia market comprises two product categories, namely, AChE inhibitors and N-methyl-D-aspartate receptor antagonists. AChE inhibitors dominate the market. The overall market is dominated by four leading brands — Aricept, Namenda, Exelon and Ebixa. Aricept, whose active ingredient is an AChE inhibitor, holds the largest market share. North America was the largest market for AD drugs in 2019, accounting for approximately 35% of total worldwide AD pharmaceutical sales in that year. Three mAbs (Aduhelm, Leqembi, Kisunla) were approved from 2021 to 2024, which creates a third category of marketed AD treatments, and the first to be considered disease modifying. Aduhelm was approved in 2021 under the U.S. Food and Drug Administration’s (FDA) Accelerated Approval pathway but commercialization was discontinued in January 2024.  Leqembi and Kisunla received traditional approval in 2023 and 2024, respectively.

Although there is no scientific consensus on the causation of AD or method of action to treat AD, evidence from some genetic and preclinical studies suggests a causative role for Aβ in the pathogenesis of AD. Published genetic studies support a direct link between increased levels of Aβ and disease susceptibility. Research suggests that genetic mutations in the Aβ precursor protein (APP) and in the presenilin 1 and 2 genes responsible for familial forms of early onset AD all result in increased production of Aβ and Aβ aggregates (Citron et al, 1992; Borchelt et al, 1996). Down Syndrome patients with three copies of the APP gene on chromosome 21 also have elevated levels of APP and Aβ deposits and often develop AD at a premature age (Podlisny et al, 1987). Aβ brain concentration can also increase due to age associated reduction of clearance. Along the same lines, the APOE4 allele, which has been linked to an increased risk of late onset AD, is associated with increased Aβ deposit, while the APOE2 allele, which has been linked to a decreased risk, is associated with decreased Aβ levels (Holtzman et al, 2012). Finally, the only known protective mutation against AD is found in the APP gene and research suggests that this leads to a reduction in the formation of Aβ (Jonsson et al, 2012). In a preclinical study, it was reported that intracerebral injection of Aβ-containing brain extracts from human AD patients into susceptible mice induced cerebral amyloidosis and associated pathology. Depletion of Aβ from the extracts reversed this activity, supporting a link between Aβ and disease induction (Meyer-Luehmann et al, 2006).

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

Figure 1

Synaptotoxicity of Ab oligomers on hippocampal neurons in vitro (Lacor et al, 2007, J Neuroscience)

The mechanism by which soluble oligomeric Aβ generates neuronal damage contributing to AD has been well-studied. A convergence of evidence from multiple studies suggests that the progressive nature of AD arises from the formation and spread of a prion-like subset of misfolded oligomers of Aβ that adopt a β-sheet-rich conformation transmissible to native Aβ in a template-like manner. The self-propagation of these prion-like oligomers follows the stereotypical progression of AD, with initial involvement of the enthorhinal cortex followed by spreading to the hippocampus and neocortex as described by Khan et al (Khan et al, 2014). The prion-like spread of Aβ oligomers has been well-documented in animal models by different groups following the injection of purified oligomers or brain extracts from AD patients or diseased animals (Cleary et al, 2005; Meyer-Luehmann et al, 2006; Watts et al, 2014; Hong et al, 2016). There is also in vitro evidence that such misfolded “Aβ prions” from AD brain can catalyze the misfolding and hyperphosphorylation of tau, another protein involved in the pathogenesis of AD as reported by Jin et al (Jin et al, 2011). Targeting of Aβ oligomers therefore represents an attractive strategy to inhibit progression of the neurodegenerative Aβ-tau cascade (Choi et al, 2015; Khan et al, 2014).

PMN310

ProMIS’ lead therapeutic program is PMN310, a mAb designed to treat AD by selectively targeting the toxic misfolded form of Aβ. Based on the understanding of Aβ biology described above, PMN310 was designed to be more selective for the toxic oligomer of amyloid than other anti-Aβ antibodies such as aducanumab from Biogen, lecanemab, co-developed by Eisai Co. and Biogen, donanemab from Lilly, ACU193 from Acumen and the Prothena PRX012 antibody. These antibodies bind oligomers, which could account for the efficacy seen by the marketed drugs, but they also appear to bind plaque, which may result in a higher incidence of ARIA (E and H). This off-target binding of plaque may limit the benefit of treatment by both limiting the highest dose that can be safely administered and by “wasting” a substantial portion of the administered antibody which binds plaque, reducing what is available to neutralize the toxic oligomers.

Recent clinical trial results show that antibodies that bind Aβ monomers (bapineuzumab, solanezumab, crenezumab, gantenerumab) are not efficacious in AD (Salloway et al, 2014, NEJM; Carlson et al, 2016, Alzheimer’s and Dementia; Ostrowitzki et al, 2022, JAMA Neurol;https://www.roche.com/media/releases/med-cor-2022-11-14), suggesting that high selectivity for low abundance toxic AβO is desirable to prevent mAbs from being consumed by unproductive binding to non-pathogenic, abundant monomers (target distraction). Other antibodies with reduced binding to monomers and more selectivity for aggregated Aβ have produced more promising results, including aducanumab (Aduhelm), lecanemab (Leqembi) and donanemab (Kisunla), which received approval from the FDA. However, treatment with all of these antibodies was associated with the dose-limiting adverse events of ARIA-E (brain edema) and ARIA-H (microhemorrhages) correlated with binding to insoluble deposits of Aβ in the vasculature and plaque. We believe that a selective, oligomer-specific antibody that does not bind monomers or plaque could circumvent these issues and potentially provide an improved product profile with enhanced efficacy. Results of our analysis of the binding response of Aβ-directed antibodies were presented at the Alzheimers’s Association International Conference and the American Academy of Neurology in 2023 and published in 2025 (Kaplan et al, 2025, Alzheimer’s Dement. 2025,  http://dx.doi.org/10.1002/trc2.70184). All antibodies showed some binding signal to toxic AβO from human brain extracts but target distraction by monomers abolished or reduced binding. Only the antibodies that retained measurable binding to oligomers (aducanumab, donanemab and lecanemab) in the face of competition by monomers have shown improvement on cognitive endpoints in previous clinical trials, and that improvement was modest. In our analysis, PMN310 avoided monomer target distraction, with the smallest percent inhibition of binding to brain oligomers when compared to other Aβ-directed antibodies. We believe these data support the therapeutic potential of PMN310.

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

Figure 3

Fig. 3. Systemic administration of PMN310 provides a cognitive benefit in a mouse model of AD (hAPP[V717I] Tg mice)

PMN310 brain exposure and kinetics after systemic i.p. administration were assessed in mice (Gibbs et. al., 2019, Scientific Reports). The results suggested that PMN310 is comparable to other therapeutic mAbs and is able to cross the blood-brain barrier to reach its target, an observation supported by the human Phase 1a trial. The Company believes that the greater selectivity of PMN310 for AβO may result in greater neutralization of this disease-causing species (no target distraction) compared with Aβ antibodies derived from immunization with synthetic aggregates. By avoiding plaque binding, PMN310 may also lower the risk of the ARIA adverse events that have been reported associated with plaque-binding antibodies and allow for higher doses to treat the dementia. This premise is supported by preclinical toxicology studies in which weekly dosing of a murine IgG2a version of PMN310 in plaque-bearing knock-in APPSAA mice at 800 mg/kg for 26 weeks did not cause brain hemorrhages (ARIA-H) upon microscopic examination using Perls’ Prussian Blue staining to detect the presence of hemosiderin (Kaplan et al, 2025, Alzheimer’s Dement. 2025,  http://dx.doi.org/10.1002/trc2.70184).

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

Initiation of the Phase 1b PRECISE-AD trial (NCT06750432) commenced in December 2024 and was announced in early January 2025. In July 2025, PMN310 was granted Fast Track designation by the FDA. The ongoing PRECISE-AD trial is a randomized, double-blind, placebo-controlled, MAD study of PMN310 to evaluate safety, tolerability, pharmacokinetics (PK), pharmacodynamics, and preliminary efficacy of multiple intravenous infusions of PMN310 in patients with early Alzheimer's disease. The study will also evaluate key biomarkers and clinical measures of efficacy to gather data on PMN310’s therapeutic potential. Enrollment in the PRECISE-AD study was completed in December 2025 with 144 subjects enrolled across 21 active sites in the United States. The subjects are dosed monthly at one of three dose levels (5, 10, 20 mg/kg) or placebo over 12 months with assessment of safety, tolerability, PK, and pharmacodynamic blood-and CSF-based biomarkers of treatment effect at baseline and every three months. Frequent MRI scans throughout the study are being conducted to monitor for any emergence of ARIA.

To date, PMN310 has demonstrated a generally favorable safety profile, with limited patient discontinuations and no treatment-related serious adverse events (SAEs) reported during the trial. Based on current clinical trial patient visit schedules, the Company expects to complete the six-month assessments in the second quarter of 2026, with the blinded interim analysis anticipated in early third quarter 2026. Completion of all patient visits is expected in the fourth quarter of 2026, with top-line data anticipated in early 2027 following database lock and statistical analysis.

Safety will be a primary outcome with particular emphasis on assessing the expectation that, as a non-plaque binder, PMN310 will have a reduced risk of ARIA. The study is powered to provide 95% confidence for detection of ARIA. The study has been designed with a sample size intended to provide sufficient power to provide meaningful insight into effects of PMN310 on biomarkers and clinical outcomes. PRECISE-AD will be the first study to examine the effects of a monoclonal antibody directed solely against toxic Aβ oligomers on biomarkers associated with AD pathology and clinical outcomes.

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

These results support the potential for using a mAb to selectively target and protect against pathogenic TDP-43. We believe an extracellular antibody could be used to interfere with the cell-to-cell spread of misfolded aggregates of TDP-43 in the extracellular space and slow disease progression.  An intrabody construct delivered inside the cells via viral vectors used alone or in combination could be used to degrade intracellular aggregates and prevent further propagation.

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

Development of a Therapy for synucleinopathies

Overview

Strong genetic and experimental evidence supports a causative role for alpha-synuclein (a-syn) in the pathogenesis of several progressive neurodegenerative disorders known collectively as synucleinopathies, including Parkinson’s disease (PD), dementia with Lewy bodies (DLB) and multiple system atrophy (MSA) (Brundin et al, 2017, Exp Neurol; Lashuel et al, 2013, Nat Rev Neurosci). Current evidence indicates that a-syn pathogenicity resides primarily with soluble, misfolded aggregates of the protein.  In particular, oligomers and small soluble fibrils/protofibrils of a-syn have been reported to mediate neurotoxicity and progression of disease (Fusco et al, 2017, Science; Bengoa-Vergniory et al, 2017, Acta Neuropathol).  In contrast, a-syn monomers and insoluble fibrils appear to carry little or no direct toxicity (Fusco et al, 2017, Science).  Lewy bodies and Lewy neurites containing insoluble fibrillar deposits of a-syn are characteristic of disease but have actually been proposed to serve a protective role by sequestering toxic, misfolded aggregates of a-syn away from the cellular machinery (Bengoa-Vergniory et al, 2017, Acta Neuropathol).  Selective targeting of pathogenic forms of a-syn with antibodies represents an attractive therapeutic strategy.  The advantage of selective antibodies, as opposed to a pan a-syn targeting approach, lies in preserving normal a-syn function and minimizing the diversion of active antibody from the target by non-toxic forms of the protein.  By avoiding binding to abundant a-syn monomers in the blood and brain interstitial fluid, selective antibodies have the potential to achieve greater therapeutic effectiveness and reduce the risk of infusion reactions. Our candidate antibody targeting misfolded a-syn has the potential to be used across synucleinopathies sharing the same basic a-syn-driven pathogenesis.

PD is a progressive neurodegenerative disorder characterized by the loss of dopaminergic neurons located in the midbrain and the presence of intraneuronal inclusions (Lewy bodies/Lewy neurites) consisting mainly of aggregates of a-syn. Typical disease symptoms include tremors, rigidity, bradykinesia and postural instability. The average age of onset is typically early to mid 60’s and it is estimated that over 1.1 million people in the U.S. and over 8.5 million worldwide are affected by the disease (parkinson.org/understanding-parkinsons/statistics). There is no cure for PD but several drugs are used to mitigate motor symptoms including dopamine, dopamine agonists, drugs that inhibit dopamine break-down and anticholinergics. While initially effective, symptoms can reappear as disease progresses. Deep brain stimulation using an electrode surgically implanted into brain tissue is also approved to treat dyskinesia, typically in patients who initially respond to dopamine treatment but develop symptoms despite drug therapy.

DLB is a progressive neurodegenerative disease characterized by deposits of insoluble a-syn fibrils (Lewy bodies, Lewy neurites) in the brainstem, limbic system and cerebral cortex leading to cognitive deficits, visual hallucinations and movement disorders.  DLB affects approximately 1.0-1.4 million people in the U.S. with symptoms typically manifesting after age 50 (medlineplus.gov/genetics/condition/dementia-with-lewy-bodies).  There is no cure and life expectancy is typically 5-8 years after diagnosis.  Treatment is limited to managing symptoms including cholinesterase inhibitors to improve cognition, dopamine for motor symptoms and antipsychotics in some cases.MSA is a rare neurodegenerative disease with an estimated prevalence of 3.4 – 4.9 cases per 100,000 population. MSA is characterized by rapidly progressive autonomic failure and motor symptoms with predominant parkinsonian features (MSA-P) or dominant cerebellar features (MSA-C). There is no effective treatment and the mean survival from the onset of symptoms is 6 – 10 years. Histologically, the disease is characterized by a-syn aggregates in the cytoplasm of oligodendrocytes and, to a lesser extent, in neurons and other glial cells. A-syn aggregates from MSA brain homogenates have been demonstrated to cause MSA-like neurodegeneration in mice. The characteristics of MSA, although devastating for the patients, present several advantages for clinical development: disease progression is rapid allowing for earlier detection of therapeutic potential; high levels of neurofilament light chain (NfL) in serum represent a potential biomarker for inhibition of neuronal damage; and no placebo effects have been observed in clinical trials to date. Even though MSA is a rare disease, recruitment for clinical trials of other candidates has been facilitated by the unmet need and existence of a global MSA Registry (GLOMAR), along with supporting organizations.

There is an urgent unmet medical need for the development of therapies against synucleinopathies.  Selective targeting of pathogenic a-syn species with our candidate has the potential to provide a clinical benefit where no satisfactory safe and effective options currently exist.

PMN442

Multiple studies indicate that pathogenic aggregates of a-syn can propagate from cell-to-cell in a prion-like manner causing progressive neuronal damage and disease symptoms. Using the ProMIS platform, several conformational epitopes were identified as likely to become exposed on misfolded, pathogenic forms of a-syn (toxic oligomers and soluble seeding fibrils). MAbs were raised against these epitopes and were tested for the desired binding profile and ability to protect neurons against toxic a-syn species in vitro.  Traditional methods are unable to generate antibodies with adequate precision to selectively target these neurotoxic forms of a-syn. ProMIS used its proprietary technology platform for generating and developing antibodies that can uniquely and precisely target these specific toxic forms.  As illustrated in figure 9, ProMIS mAbs showed the ability to selectively bind the pathogenic forms of a-syn (toxic oligomers and small soluble fibrils) but not a-syn monomers that play an important functional role in the brain.

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

DEVELOPMENT PROGRAMS

Expansion to Include Other Neurodegenerative and Misfolded Protein Diseases

The ProMIS discovery platform is being applied to other toxic misfolded proteins that drive disease including DISC1 in schizophrenia, and RACK1 in ALS in order to potentially generate antibody therapies for these disorders. Under disease conditions, misfolding of each of these proteins leads to the formation of toxic aggregates inside brain cells that can spread damage by propagating from cell-to-cell. Disease-associated conformational epitopes identified through ProMIS’ computational platform are being used to generate potentially therapeutic antibodies. Additionally, we are using the epitopes identified in the amyloid-beta, alpha-synuclein and TDP-43 discovery programs to generate vaccine candidates that potentially could be used for prophylactic treatment of Alzheimer’s disease, synucleinopathies and ALS, respectively. The Discovery phase of the process comprises two distinct stages: (1) computational modeling to predict and construct conformational peptide epitopes present on the misfolded, toxic form of a protein, followed by either immunization with the peptide epitopes to generate antibodies/ intrabodies, or incorporation of the peptide antigen into a therapeutic vaccine and (2) screening and validation of multiple candidates in vitro and in vivo to select a lead for preclinical development.

Alzheimer’s disease

Schizophrenia

DISC1

Protein misfolding and proteostasis defects have been found to play a role in neurodevelopmental diseases, but until recently, the proteins implicated in these disease processes were not known.  Just such a protein was first identified in a Scottish family with an autosomal dominant neurodevelopmental syndrome including schizophrenia, and was subsequently named “disrupted in schizophrenia,” or DISC1 (Soares et al. 2011). DISC1 is an important hub protein participating in neurogenesis, mitochondrial transport and dynamics in dendrites, cytoskeletal function, and protein translation in adults, especially at the synapse and under conditions of oxidative stress. DISC1 has been shown to misfold and aggregate in schizophrenia, as indicated by impaired detergent solubility in brains of individuals dying with sporadic (non-genetic) schizophrenia (Leliveld et al. 2008), and the induced co-aggregation of DISC1 by TDP-43 inclusions in human frontotemporal dementia (Endo et al. 2018).  In addition, many genetic variants in interactors of DISC1 show significant association with schizophrenia and cognitive decline. Finally, misfolded DISC1 has been shown to exhibit prion-like attributes with transmission from cell-to-cell that can trigger misfolding of healthy DISC1 in the recipient cell (Korth 2012). Thus, DISC1 can be designated a misfolding protein in schizophrenia, just like amyloid and tau are misfolded proteins in AD. We believe application of the ProMIS platform to DISC1 and its interactome offers the potential to generate selective antibodies to selectively degrade toxic misfolded DISC1 while sparing normally folded DISC1 to perform its physiological function. Immunizations have been performed with epitopes predicted by EpiSelectTM to be present specifically on misfolded DISC1 and the resulting mAbs are being characterized.

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

ProMIS has generated five mAbs with the desired selectivity and intrabody versions have been generated for testing. These mAbs recognize diseased tissue (ALS and FTD) but not normal tissue, suggesting that RACK1 is misfolded and aggregated in disease. Research is ongoing to continue to characterize the mAbs and select a candidate.  Selective KD of RACK1 is another avenue being pursued.

Alzheimer’s Vaccine Program

We believe that the same peptide antigens that generate a mAb infusion therapy can be used to create a vaccine. The goal of a therapeutic vaccine is to spur the human immune system to generate antibodies that neutralize toxic oligomers, just as the infusion antibodies will hopefully do. The advantage is that a single course of therapy, usually an initial vaccination followed by a booster, can potentially provide years of therapeutic benefit, eliminating the need for frequent costly infusions. Progress in the reliability of blood-based biomarkers of neurodegeneration will likely increase screening to identify individuals in the early stages of AD or at risk of developing the disease. A vaccine capable of inducing an effective antibody response against AβO could be administered prophylactically to at-risk individuals to potentially prevent development of symptomatic disease; and the vaccine could also be given therapeutically to individuals living with a diagnosis of AD to potentially inhibit disease progression. Initial results obtained with peptide 301 (the conformational AβO epitope of PMN310) in a vaccine configuration showed robust induction of antibodies selective for AβO with no binding to monomers or plaque.  There was also no induction of a potentially deleterious T cell response observed previously with other Ab vaccines. ProMIS performed studies to optimize adjuvant formulation and dosing regimen as well as to explore multivalent vaccine configurations containing additional AbO-restricted epitopes identified by the ProMIS discovery platform. Results from these studies showed that maximal reactivity with toxic oligomers from AD brain was achieved with immune IgG against conformational epitope 301 alone and that there was no advantage of including additional epitopes in the vaccine. These data were presented at the 2024 Alzheimer’s Association International Conference.

In previous studies reported in the literature, a first-generation vaccine consisting of aggregated human Aβ protein with QS1 adjuvant induced antibody production in AD patients but elicited meningoencephalitis (brain inflammation) and had to be discontinued for safety reasons. Subsequent studies indicated that T helper (Th) cell epitopes in the Aβ vaccine gave rise to a pro-inflammatory Th1-type response against the same Aβ epitopes in the brain). The Company believes it can avoid this issue with a vaccine candidate consisting of its AβO B cell epitope (no Aβ Th epitopes) conjugated to keyhole limpet hemocyanin (KLH) as a carrier protein. KLH has been used in humans and provides Th cell epitopes that are needed to help the development of an antibody response by B cells. Since KLH is a foreign protein not present in human brain, immunization is expected to result in an antibody response against AβO without a potentially detrimental Th cell inflammatory response (Fig. 14). This premise is supported by initial preclinical studies that we conducted in collaboration with the University of Saskatchewan’s Vaccine and Infectious Disease Organization-International Vaccine Centre (VIDO-InterVac), a global leader in vaccine research and development.  The results were first presented at the AD/PD conference in 2022.

In these studies, 5-6 week old Balb/c mice (n=6/group) received two intramuscular (IM) injections (days 0 and 28) of a vaccine candidate construct containing ProMIS’ AβO 301 peptide epitope linked to KLH and formulated with different adjuvants. Analysis of serum samples collected on day 0 and after 1 or 2 vaccinations on days 28 and 48 showed induction of a robust antibody response against the AβO epitope as measured by ELISA (Fig. 15). ELISPOT analysis of spleen cells (immune cells) collected from immunized mice at the end of the study on day 48 showed a lack of Th cell cytokine production in response to stimulation with the AβO epitope thereby indicating that the peptide only contains a B cell epitope. As expected, T cell help was provided by the carrier protein and stimulation with KLH gave rise to the production of Th cytokines. These results support the premise that a vaccine consisting of AβO-restricted conformational B cell epitopes conjugated to KLH for T cell help may successfully induce a protective antibody response against AβO without eliciting a potentially inflammatory Aβ-directed Th response. Characterization of immune sera from the mice also showed the desired antibody binding profile: selective binding to AβO compared to Aβ monomers as determined by SPR, and no binding to plaque in brain sections from AD patients as determined by IHC.

Figure 14

Fig. 14. Illustration of vaccine concept

Figure 15

Fig. 15. Induction of robust antibody response against AβO epitope. Titers of IgG antibodies against the 301 peptide epitope were measured by ELISA. Values for individual mice at baseline and on days 28 and 48 post-immunization are shown.

Using the ProMIS discovery platform, our aim is to devise a safe and effective vaccine to induce a specific immune response against toxic AβOs. We have identified a lead candidate vaccine to induce antibodies that selectively bind AβOs. The immediate goal for this program is to progress this amyloid vaccine into preclinical development.

Alpha-Synuclein & TDP-43 Vaccine Program

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

Results from vaccination studies were presented at the 2025 International Conference on Alzheimer’s and Parkinson’s Diseases and related neurological disorders (AD/PD) and at the American Academy of Neurology (AAN) conference.

Similarly, an epitope determined to be restricted to misfolded pathogenic TDP-43 was formulated as a vaccine. Results from a mouse vaccination study were accepted for presentation at the 2026 International Conference on Alzheimer’s and Parkinson’s Diseases and related neurological disorders (AD/PD).

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

The ProMIS computational platform is based on the EpiSelectTM algorithm that combines physics and biology to simulate the folding, or misfolding of proteins. ProMIS has successfully applied this computational algorithm to several misfolded protein categories, looking for epitopes exposed only on a misfolded toxic form which can be used as an antigen to generate an antibody.

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

Overview of ProMIS’ Intellectual Property (IP) Portfolio

The ProMIS IP program consists of a three-layered strategy. The first layer of protection comprises two computational algorithms, ProMISTM and EpiSelectTM, obtained under worldwide exclusive license from the UBC. These algorithms are used to predict the specific site and shape (conformation) of epitopes on misfolded proteins implicated in the development of neurodegenerative diseases and on other complex proteins. PCT applications for these disease specific epitopes have been submitted and comprise the second layer of IP protection. Finally, the third layer of protection consists of the composition of matter for the antibodies targeting these disease related epitopes, including use(s) thereof. The second and third layers of this strategy may be in the same patent application.

License Agreements and Patents

License Agreement with the University of British Columbia (UBC)

On February 4, 2009, ProMIS (under its previous name, Amorfix Life Sciences Ltd.) entered into an exclusive license agreement with UBC in which ProMIS gained exclusive worldwide rights to develop and commercialize certain intellectual property rights belonging to UBC, based on its technology relating to misfolded proteins. Such agreement was amended and restated effective October 6, 2015 (as amended and restated, the “UBC License Agreement”). Under the terms of the UBC License Agreement, ProMIS has a worldwide exclusive license to UBC’s rights in existing and future intellectual property (Improvements as defined in the UBC License Agreement) related to misfolded protein technology, with the right to sublicense. ProMIS is also responsible for managing the filing, maintenance and prosecution of the licensed patents and applications and is responsible for costs associated with the same. The UBC License Agreement expires on a product by product and country by country basis upon the expiration of ProMIS’ obligation to pay royalties to UBC under the terms thereof (unless terminated earlier pursuant to the terms of the UBC License Agreement). The Company’s obligation to pay royalties under the UBC License Agreement expires upon the longer of the life of the Patents (as defined in the UBC License Agreement), including those identified in Schedule A thereto (as amended from time to time), and ten years following the First Commercial Sale of a Product (as those terms are defined in the UBC License Agreement) in any country. Since the Company has not made commercial sales under the UBC License Agreement to date, the UBC License Agreement is currently expected to expire no earlier than February 19, 2044. However, this date may be adjusted upon the Company’s First Commercial Sale of a Product or upon an amendment to Schedule A to the UBC License Agreement to add additional patents. The UBC License Agreement may also be terminated by UBC, at its option, upon the occurrence of certain events including, but not limited to, our insolvency, winding up, liquidation, if the subject technology becomes subject to a security interest that is not released, if ProMIS or any of its directors or officers have materially breached or failed to comply with securities laws, in the event of certain breaches of, or our failure to perform obligations under, the UBC License Agreement or other agreements between ProMIS and UBC or other terminations of existence. Either party may terminate the license for breaches pursuant to the terms thereof, unless remedied within a certain period specified in the UBC License Agreement. ProMIS also has the right, in its sole discretion, to terminate the UBC License Agreement upon written notice to UBC. The UBC License Agreement calls for certain customary payments such as an annual license fee and payment to UBC of a low to high single digit royalty on revenues. As of December 31, 2025, the Company has paid a total of C$275,000 to UBC pursuant to the terms of the UBC License Agreement.

The foregoing description of the UBC License Agreement is qualified in its entirety by reference to the UBC License Agreement.

The UBC Patents

The UBC patent license includes a patent family directed toward systems and methods for predicting therapeutic targets in misfolding proteins. This patent family (referred to as Collective Coordinates target identification technology) includes one issued U.S. patent, eight issued foreign patents and one allowed Canadian application. Issued patents from this family are expected to expire in November 2036, absent any disclaimers or extensions available.

The UBC patent license also includes several patent families directed to biologics including antibodies targeting neurological disease related toxic misfolded proteins and methods related thereto, many of which targets were identified using their proprietary prediction systems and methods, including several families related to immunogens, antibodies and methods directed to various misfolded Aβ targets relevant in AD and related diseases (AD family), several families related to immunogens, antibodies and methods directed to various misfolded TDP-43 targets relevant in ALS and related diseases (ALS disease family-TDP-43), a patent family related to antisense molecules and biologics directed at RACK1 relevant in ALS and Huntington’s (ALS disease family-RACK1), a patent family related to ubiquitin ligase fusions directed to misfolded SOD1 targets relevant in ALS and related diseases (ALS disease family – SOD1), a PCT patent application related to vaccine compositions, and a patent family related to immunogens and antibodies directed to a-synuclein targets relevant in PD, MSA, LBD and related diseases (PD family).

The AD family includes patent families related to three Aβ epitope targets. The first Aβ epitope target patent family includes several patent subfamilies and includes specifically four issued U.S. patents, three pending U.S. applications, nineteen issued foreign patents and seven foreign pending patent applications. Issued patents from this family are expected to expire in November 2036, July 2037 or July 2038, depending on the subfamily and country and absent any disclaimers or extensions available. The second Aβ epitope target patent family includes two issued U.S. patents, two issued foreign patents and five foreign pending applications. Issued patents from this family are expected to expire in November 2036, absent any disclaimers or extensions available. The third Aβ epitope target patent family includes two issued U.S. patents, three issued foreign patents and one foreign pending application. Issued patents from this family are expected to expire in November 2036, absent any disclaimers or extensions available. The AD family also includes one issued U.S. patent directed to combinations of the three Aβ epitope target antibodies and an issued U.S. patent directed to combinations of the three Aβ epitope target immunogens. Issued patents from this family are expected to expire in November 2036, absent any disclaimers or extensions available.

The ALS disease family-TDP-43 includes patent families directed to two TDP-43 epitope targets. The first TDP-43 epitope target family includes one issued U.S. patent, one pending U.S. application, one issued foreign patent, and two pending foreign applications. Issued patents from this family are expected to expire in May 2038, absent any disclaimers or extensions available. The second TDP-43 epitope target family includes two patent subfamilies, the earlier of which includes one allowed U.S. patent application, one pending U.S. patent application, and seven pending foreign applications, and a later patent subfamily directed more specifically to intrabodies, that includes one pending U.S. application and 5 foreign patent applications. Patents that issue from this family would be expected to expire in December 2039 and April 2041, respectively, absent any disclaimers or extensions available.

The ALS disease family- SOD1 includes a patent family related to a SOD1 epitope target. The patent family includes one pending U.S. application and eight pending foreign applications. Patents that issue from this family would be expected to expire in February 2044, absent any disclaimers or extensions available.

The ALS disease family also includes a patent family related to RACK1 nucleic acid targets. The RACK1 nucleic acid target family includes one pending U.S. patent application and five pending foreign applications. Patents that issue from this family are expected to expire April 2041, absent any disclaimers or extensions available.

The PD disease family includes a patent family related to alpha-synuclein epitope target. The a-syn patent family includes one issued U.S. patent, one pending U.S. patent application, two issued foreign patents, and four foreign pending patent applications. Issued patents from this family are expected to expire in October 2039, absent any disclaimers or extensions available. The PD disease family also includes a PCT application directed to vaccine compositions. Patents that issue from applications related to this PCT would be expected to expire in May 2045, absent any disclaimers or extensions available.

Other Patents

We are the current owner of two U.S. patents related to SOD1 epitope targets that were co-owned and then acquired from University Health Network (UHN) by assignment. These patents expire on March 2026 and December 2026, absent any disclaimers or further extensions available. We also own a U.S. patent related to SOD-1 immunogens and/or antibodies which is expected to expire March 2026. We also own one U.S. patent directed to detecting misfolded disease associated proteins. This patent is expected to expire in July 2034, absent any disclaimers or further extensions available.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same approved use or indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same approved use or indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If we pursue marketing approval for an indication broader than the orphan drug designation we have received, we may not be entitled to orphan drug exclusivity.

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

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or an indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product, other evidence demonstrates that the product is not shown to be safe and effective under conditions of use, or required post-approval studies are not conducted with due diligence. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted Accelerated Approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, unless otherwise informed by the Agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

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

Ideally, a therapeutic product and its corresponding IVD companion diagnostic device should be developed contemporaneously, with the clinical performance and clinical significance of the IVD companion diagnostic device established using data from the clinical development program of the corresponding therapeutic product. Some of our current and future product development candidates may depend upon co-development of accurate genetic and potentially other IVDs. Thus, we will likely need to comply with both FDA drug and medical device regulations. This adds additional cost and complexity to our development programs. Ultimately, FDA approval of a companion diagnostic may be required to allow approval of some of our products. However, technical difficulties or other issues could delay or disrupt the development of our products.

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

on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. Under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one or more orphan designations and for which the only approved indications are for rare diseases or conditions. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect the IRA will have on our business and the pharmaceutical industry in general is not yet known.
●	The One Big Beautiful Bill Act of 2025 (OBBBA), for example, imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements. These changes are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

The costs of drugs have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (MFN) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (GLOBE) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (GENEROUS) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

Impact of the current U.S. administration on FDA and NIH policies:

Changes in U.S. government administration and potential reforms to the FDA and NIH may adversely affect the regulatory environment and our business operations.

The regulatory landscape for biotechnology and pharmaceutical companies is heavily influenced by policies set by the U.S. government, including the Food and Drug Administration (FDA) and the National Institutes of Health (NIH). With the current presidential administration implementing new priorities, there is a heightened risk of regulatory uncertainty, policy shifts, and potential reform efforts that could impact drug development, clinical trial oversight, and funding for biomedical research.

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

If the current administration enacts policies that slow down clinical trial approvals, alter market access dynamics, or introduce new compliance burdens, our ability to efficiently develop and commercialize our therapies could be adversely affected. We continue to monitor regulatory developments and engage with industry stakeholders to navigate potential challenges; however, there can be no assurance that future policy changes will not materially and negatively impact our business, financial condition, or results of operations.

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

Other companies known to be developing therapies with Aβ/amyloid plaque-related targets include Alzheon, Inc., Alzinova AB, Chugai Pharmaceutical Co. Ltd., Cognition Therapeutics, Inc., Eisai Co., Ltd., Eli Lilly and Company, Grifols, S.A., KalGene Pharmaceuticals, Inc., Neurimmune AG, Novartis AG, Acumen Pharmaceuticals Inc., Prothena Biosciences, Inc., Roche Holding AG (including Genentech, its wholly owned subsidiary) and Wren Therapeutics, Inc. Additionally, PMN310, if approved, may also compete with other potential therapies intended to address underlying causes of AD that are being developed by several companies, including AbbVie Inc., AC Immune SA, Alector, Inc., Anavex Life Sciences Corp., Annovis Bio, Inc., Athira Pharma, Inc., Biohaven Pharmaceuticals, Inc., Cortexyme, Inc., Denali Therapeutics, Inc., Johnson & Johnson (including Janssen, its wholly-owned subsidiary) and Takeda Pharmaceutical Co. Ltd. Some of these competitors are developing therapies that either seek to block the aggregation of amyloid oligomers (for example, Alzheon, Inc.), or mitigate the toxicity of amyloid oligomers (for example, Cognition Therapeutics, Inc.). These and other therapies may end up being used as complementary therapies in clinical practice, in addition to antibodies targeting aggregated amyloid.

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

Proprietary Protection

ProMIS has acquired the rights to certain proprietary discovery platforms for the identification of proteins involved in misfolding diseases embodied in various national and international patent applications. ProMIS has also filed international patent applications related to immunotherapy targeting toxic forms of TDP-43 and RACK1 for ALS, toxic oligomers of Aβ for AD and toxic aggregates for a-syn for PD to further protect its intellectual property rights related to its therapeutic programs. In addition, the Company has obtained proprietary rights to a computational algorithm (EpiSelectTM) for  identification of disease-specific epitopes (DSEs) in protein misfolding diseases as well as predicted DSEs against multiple disease targets. ProMIS intends to aggressively protect the commercial applications for diagnostic, therapeutic and prophylactic applications of these discoveries. In addition, ProMIS has developed know-how, which it may elect to keep as trade secrets and not publicly disclose in patent applications.

Human Capital Management

ProMIS seeks to hire qualified scientists and key employees as needed. As of December 31, 2025, the Company employed ten full-time employees and one part-time employee. The remainder of the scientists and key personnel had consulting agreements with ProMIS.

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

On November 17, 2025, the directors of the Company authorized a reverse share split of the issued and outstanding Common Shares in a ratio of 25:1, effective November 28, 2025 (the 2025 Reverse Share Split). All information included in this Annual Report on Form 10-K has been adjusted to reflect the 2025 Reverse Share Split. Unless otherwise stated herein, all share and per share numbers relating to the Company’s Common Shares prior to the effectiveness of the 2025 Reverse Share Split have been adjusted to give effect to the 2025 Reverse Share Split, including the consolidated financial statements and notes thereto.

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

Interim, top-line and preliminary results from our planned clinical trials that we may announce or publish from time to time may change as more data become available and is subject to audit and verification procedures that could result in material changes in the final data.

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

We may in the future choose to conduct one or more of our clinical trials outside the U.S. The acceptance of study data from clinical trials conducted outside the U.S. by FDA, or of data collected outside the jurisdiction by any foreign regulatory body, may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP, regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. There can be no assurance that the FDA, EMA or any other foreign regulatory authority will accept data from trials conducted outside of their jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred losses since inception and we anticipate that we will incur continued losses for the foreseeable future. We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, conduct existing and initiate new clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We had operating losses of $40.2 million and working capital of approximately ($1.2) million as of and for the year ended December 31, 2025. We will require substantial additional funds for further research and development, current and planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products. Our ability to raise additional financing and maintain operations in the future could be at substantial risk and there can be no assurance that additional funding or partnerships will be available on acceptable terms, if at all, that would foster successful commercialization of our products. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We may attempt to raise additional funds for these purposes through public or private equity or debt financing, use of “at-the-market” offerings, collaborations with other biopharmaceutical companies and/or from other sources.

We have no product candidates approved for commercial sale, we have never generated any revenue from sales and we may never be profitable.

We have no product candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have not recorded any revenues from the sale of biopharmaceutical products. As of December 31, 2025, we had a deficit of $130.4 million. The cumulative deficit incurred from when we changed our name and focus in July 2015, through December 31, 2025 was $100.1 million. We expect to incur additional losses during the periods of research and development, clinical testing, and application for regulatory approval of its product candidates. We also expect to incur losses unless and until such time as payments from corporate collaborations, product sales and/or royalty payments generate sufficient revenues to fund its continuing operations.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

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

Finally, with the change in presidential administrations in 2025, there continues to be substantial uncertainty as to the extent and manner in which the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

Further, various states have implemented similarly comprehensive privacy laws and regulations. For example, the California Consumer Privacy Act, or CCPA,  established a comprehensive privacy framework for covered businesses and gives California residents certain privacy rights, including the right  to access and delete their personal information, opt out of certain personal information sales or transfers, receive detailed information about how their personal information is used and limit the use and sharing of sensitive personal information. The CCPA provides for civil penalties, as well as a private right of action for certain data breaches, and created an agency specifically tasked with enforcing the CCPA, which may increase the risk of litigation.  Similar consumer privacy laws have passed in numerous other U.S. states with several more expected to pass in the coming years. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new privacy and data security obligations on regulated businesses. These comprehensive privacy laws in different states in the country vary in their scope, application and enforcement, which may complicate compliance efforts. In addition some states have passed or proposed laws specifically regulating consumer health information. For example, Washington’s My Health My Data Act (MHMDA), requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including a private right of action for consumer claims. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information. Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. The federal government has taken steps to restrict data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons or entities affiliated with countries of concern. For example, the Department of Justice’s January 8, 2025, Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons prohibits transfers of data including health data, genetic data, and biospecimens, to countries of concern, including China. The rule also prohibits covered businesses from granting access to certain investment agreements, employment agreements and vendor agreements involving such data to countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, may result in exclusion from participation in federal and state programs and may restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials.

Foreign data protection laws may also apply to health-related and other personal information we process. For example, the collection and use of personal information (including health data) in Europe are governed by the provisions of the EU General Data Protection Regulation (EU GDPR) as well as other national data protection legislation in force in relevant EU Member States, with respect to the European Economic Area (EEA), and the U.K. General Data Protection Regulation (the U.K. GDPR, together with the EU GDPR the GDPR) and the U.K. Data Protection Act 2018 with respect to the United Kingdom (U.K.). These laws impose a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases or a condition for processing personal data relating to identifiable individuals and transferring such information outside the EEA or the U.K., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the EEA and U.K. data protection regimes. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

Although the U.K. is regarded as a third country under the EU’s GDPR, the European Commission has issued an adequacy decision recognizing the U.K. as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the U.K. remain unrestricted. In December 2025, the European Commission adopted a decision to extend the validity of the U.K. adequacy decision for six years until December 2031, determining that the U.K. continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the U.K.’s adoption of the Data (Use and Access) Act 2025 (the DUAA) on 19 June 2025. Like the EU GDPR, the U.K. GDPR restricts personal data transfers outside the U.K. to countries not regarded by the U.K. as providing adequate protection. The U.K. Government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. The respective provisions and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing cybersecurity risks to our confidential information, proprietary information, and personal data.

We continue to build and integrate artificial intelligence (AI) into our offerings, including in our own development and implementation of AI through the adoption of commercially available tools. Our use of AI presents risks and challenges that could adversely affect our business and reputation, including cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational, intellectual property and other risks. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, bias and inequality, environmental and other harms may flow from our development or use of AI technologies. Certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes or claims of infringement. Development, use, and deployment of these technologies could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges that could affect our business. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies.

Government and supranational regulation related to AI is evolving as new laws and regulations are implemented globally and could increase the burden and operational cost of compliance in this area, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. We expect to see increasing regulation related to AI governance, use and ethics, which may also increase the burden and cost of research, development and compliance. For example, the EU’s Artificial Intelligence Act (AI Act) entered into force on August 1, 2024, with important sections scheduled to come into effect in August 2026. As currently enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems and general purpose AI models, and encourages providers and deployers of AI systems to account for EU ethical principles when developing and using AI technology. The scope of requirements depends on legal and risk determinations that rely on legal provisions that have not yet been fully interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, there is continued uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation, in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Our business activities may be subject to the Foreign Corrupt Practices Act of 1977 (FCPA) and similar anti-bribery and anti-corruption laws.

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

On January 8, 2025, we received written notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because, for the 30 consecutive business days prior to the date of the deficiency letter, the closing bid price for our Common Shares was trading below the minimum $1.00 per share requirement. We subsequently regained compliance as of December 12, 2025.

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

Based on their shareholdings as of December 31, 2025, our directors, executive officers and beneficial owners of greater than 5% of our outstanding shares and their respective affiliates will beneficially own, in the aggregate, approximately 60% of our outstanding Common Shares. As a result, these persons, acting together, would be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions.

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

For example, on September 22, 2023, we filed a registration statement on Form S-3 (File No. 333-274658) with the SEC, which was declared effective on September 29, 2023 (2023 Shelf Registration Statement), in relation to the registration of Common Shares, preferred shares, subscription receipts, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our Common Shares, debt securities or other equity securities in one or more offerings. On January 5, 2024, we entered into an At The Market Offering Agreement with BTIG, LLC to provide for the offering, issuance and sale of up to an aggregate amount of $25.0 million of our Common Shares from time to time in “at-the-market” offerings under the 2023 Shelf Registration Statement and subject to the limitations thereof, including the rules applicable to us if our public float as of a measuring date preceding the Annual Report is less than $75 million. On July 21, 2025, the At The Market Offering Agreement was terminated.

On August 13, 2025, we filed a registration statement on Form S-3 (File No. 333-289577) with the SEC, which was declared effective on September 4, 2025 (2025 Shelf Registration Statement), in relation to the registration of Common Shares for the purposes of selling, from time to time, our Common Shares in one or more offerings. On August 13, 2025, we entered in an At The Market Offering Agreement with H.C. Wainwright & Co, LLC to provide for the offering, issuance, and sale of up to an aggregate amount of $18.0 million of our Common Shares from time to time in “at-the-market” offerings under the 2025 Shelf Registration Statement and subject to the limitations thereof, including the rules applicable to us if our public float as of a measuring date preceding the Annual Report is less than $75 million, which rules we are currently subject to. Sales of Common Shares, debt securities or other equity securities by us may represent a significant percentage of our Common Shares currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our Common Shares under the 2025 Shelf Registration Statement or otherwise, the market price of our Common Shares could decline significantly.

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

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. Since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. For example, on July 4, 2025, the One Big Beautiful Bill Act was signed into law and made significant changes to U.S. federal tax law. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

If we are characterized as a passive foreign investment company (PFIC), U.S. Holders may be subject to adverse U.S. federal income tax consequences.

Based on our current operations, income, assets and certain estimates and projections, including as to the relative values of our assets, including goodwill, which is based on the expected price of our Common Shares, we were not a PFIC for the 2024 taxable year and do not expect to have been a PFIC for the 2025 taxable year. 1

However, we must make an annual determination as to whether we are a PFIC based on the types of income we earn and the types and value of our assets from time to time, all of which are subject to change. Therefore, we cannot assure you that we will not be a PFIC for our current taxable year or any future taxable year. A non-U.S. corporation generally will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The market value of our assets may be determined in large part by the market price of the Common Shares, which is likely to fluctuate. In addition, the composition of our income and assets will be affected by how, and how quickly, we use any cash that we raise. If we were to be treated as a PFIC for any taxable year during which you hold Common Shares, certain adverse U.S. federal income tax consequences could apply to U.S. Holders.

For purposes of this discussion, a “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of Common Shares, and who is: (i) an individual who is a citizen or individual resident of the U.S.; (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the U.S., any state therein or the

1 NTD: Please confirm that Company has not performed PFIC analysis for FY 2025, i.e., ensure that this sentence should not instead read “we were not a PFIC for the 2025 taxable year and do not expect to be a PFIC for the 2026 taxable year.” If not, fine to leave as-is.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, we, like others in our industry, have experienced and expect to continue to experience cybersecurity incidents, data breaches, and similar threats related to our infrastructure. We, like other organizations, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, including via attachments to emails, the theft, fraud, and subsequent misuse of employee credentials, wrongful conduct by insider employees or vendors, denial-of-service attacks, attacks enhanced or facilitated by AI, ransomware attacks, business email compromises, breakdown, wrongful intrusions, data breaches, and social engineering (including phishing attacks). Attempts to disrupt or gain unauthorized access to our and our third-party service providers’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. The risk of a security incident or breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident or breach was to result in a loss of or damage to our data or applications, systems, or infrastructure, or inappropriate disclosure or misuse of confidential or proprietary information, we could incur material legal claims and liability (including litigation and regulatory actions), financial costs, and damage to our reputation, and the further development of our product candidates could be delayed.

While we have not directly experienced any material system failure, accident or cybersecurity incident or breach to date, like others in our industry we and our vendors have, and may in the future continue to experience, threats and cybersecurity incidents relating and other attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems. We cannot guarantee that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, or cybersecurity incidents or breaches in or compromises of our systems or those of third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or biologics to be reviewed and approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently from October 1, 2025 to November 12, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Shareholders

As of March 23, 2026 there were 152 holders of record of our Common Shares.

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

Recent Sales of Unregistered Securities

The following information represents securities sold by us during the year ended December 31, 2025, and through the filing of this Annual Report on Form 10-K, which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

●	On April 4, 2025, we granted 3,800 Stock Options with an exercise price per Stock Option of $18 to certain directors, advisors, executives and employees. No consideration was received by us for this issuance.
●	On June 12, 2025, we granted 4,000 Stock Options with an exercise price per Stock Option of $12.50 to certain directors, advisors, executives and employees. No consideration was received by us for this issuance.
●	On July 22, 2025, we completed a PIPE Offering of 504,673 Common Share Warrant Units to Selling Shareholders for gross proceeds of approximately $2.4 million before deducting placement agent fees and other offering expenses. In conjunction with the proceeds from the exercise of existing warrants, the total gross proceeds inclusive of the PIPE Offering were approximately $9.2 million.
●	On July 28, 2025, we completed a PIPE Offering of 624,654 PIPE Common Share Warrant Units to Selling Shareholders for gross proceeds of approximately $3.0 million before deducting placement agent fees and other offering expenses. In conjunction with the proceeds from the exercise of existing warrants, the total gross proceeds inclusive of the PIPE Offering were approximately $11.6 million.
●	On September 22, 2025, we granted 47,600 Stock Options with an exercise price per Stock Option of $11.25 to certain directors, advisors, executives and employees. No consideration was received by us for this issuance.
●	On January 30, 2026, we completed a PIPE Offering of an aggregate of approximately $75.5 million of (i) 6,815,296 Common Shares, no par value, (ii) Common Share Warrants to purchase 6,915,296 Common Shares or Pre-Funded Warrants in lieu thereof, and (iii) 100,000 Pre-Funded Warrants to purchase Common Shares before deducting placement agent fees and other offering expenses. There is an additional $100 million available tied to the exercise of the Common Share Warrants and Pre-Funded Warrants.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of March 25, 2026 for the years ended December 31, 2025 and 2024 and should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2025 and 2024 (collectively, the “Financial Statements”), which have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”) as issued by the Financial Accounting Standards Board (“FASB”). All dollar amounts refer to United States dollars, except as stated otherwise.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates and any future product candidates. We had an operating loss of $40.2 million and $16.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $130.4 million. We had negative cash flows from operations of $28.1 million for the year ended December 31, 2025. In July 2025, we received gross proceeds of $21.6 million from discounted warrant exercises, the sale of additional warrants in private placements, and the sale of pre-funded warrants to purchase Common Shares in a registered direct offering, less transaction costs of $1.4 million. Refer to additional discussion in Note 6.

In January 2026, we received gross proceeds of $75.5 million from the sale of Common Shares, Common Share warrants, and pre-funded warrants to purchase Common Shares to external investors and certain of our directors and management in a private placement. Fees and other expenses are currently not estimable, as they are still being determined. Refer to additional discussion in Note 14.

Based on our current operating plan, we expect that our existing cash, including the proceeds from January 2026, will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.

However, we expect to continue to incur losses for the foreseeable future and, if able to raise additional funding, would expect our research and development expenses, general and administrative expenses and capital expenditures to increase. In particular, if we are able to raise additional funding we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as continue and initiate new clinical trials, hire additional personnel, and pay fees to outside consultants, lawyers and accountants. In addition, if we obtain marketing approval for any product candidates, we may incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

Result of Operations

Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years presented:

	Years Ended December 31,
	2025	2024	Change
Operating expenses
Research and development	$33,379,321	$10,637,976	$22,741,345
General and administrative	6,787,987	6,189,502	598,485
Total operating expenses	40,167,308	16,827,478	23,339,830
Loss from operations	(40,167,308)	(16,827,478)	23,339,830
Other income	448,161	19,606,351	19,158,190
Net (loss) income	$(39,719,147)	$2,778,873	$42,498,020

Research and Development Expenses

The following table summarizes the year-over-year changes in research and development expenses for the years presented:

	Years Ended December 31,
	2025	2024	Change
Direct research and development expenses by program
PMN310	$30,226,059	$8,275,268	$21,950,791
ALS	—	7,850	(7,850)
Platform and other programs	685,113	632,003	53,110
Indirect research and development expenses:
Employee salaries and benefits	2,100,417	1,540,802	559,615
Share-based compensation	166,938	49,405	117,533
Consulting expense	149,083	66,021	83,062
Other operating costs	51,711	66,627	(14,916)
Total research and development expenses	$33,379,321	$10,637,976	$22,741,345

Research and development expenses increased by $22.7 million, or 214%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase is primarily attributable to a $22.0 million increase in spending on our lead program, PMN310, as our Phase 1b clinical trial of PMN 310, which began in late 2024, continued to progress.  Employee salaries and benefits also increased by $0.6 million as we hired additional personnel in 2025 to support the Phase 1b study. Consulting expenses increased by $0.1 million while other operating costs remained consistent during the year ended December 31, 2025 compared to the year ended December 31, 2024.

General and Administrative Expenses

The following table summarizes the year-over-year changes in general and administrative expenses for the years presented:

	Years Ended December 31,
	2025	2024	Change
Employee salaries and benefits	$2,093,231	$969,970	$1,123,261
Share-based compensation	690,691	776,403	(85,712)
Professional and consulting fees	3,291,976	3,985,899	(693,923)
Patent expense	286,265	304,600	(18,335)
Facility-related and other	425,824	152,630	273,194
Total general and administrative expenses	$6,787,987	$6,189,502	$598,485

General and administrative expenses increased by $0.6 million, or 10%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Employee salaries and benefits increased by $1.1 million, primarily due to the recognition of $0.5 million in severance costs in 2025 and the hiring of additional employees in 2025. The $0.7 million decrease in professional and consulting costs included a $0.3 million decrease in external investor and shareholder relations, a $0.2 million decrease in legal fees, and a $0.2 million decrease in insurance costs. Facility-related and other costs increased by $0.3 million due to higher business development, internal investor relations, and conference activity in 2025. Share-based compensation costs decreased by $0.1 million and patent fees stayed consistent.

Other Income (Expense)

Other income (expense) decreased by $19.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily attributable to a decrease in gain on change in fair value of financial instruments of $22.6 million in 2025, which was driven in 2024 by the gain on the change in the July 2024 Private Placement warrant liability, a decrease of $0.2 million in interest income due to higher average cash balances and interest rates during the year ended December 31, 2024, and a decrease of $0.1 million in interest expense, offset by a $3.5 million one-time loss in 2024 on the issuance of common shares, warrants, and pre-funded warrants in issued in the July 2024 Private Placement.

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

ATM Agreements

In September 22, 2023, we filed a registration statement on Form S-3 with the SEC, which was declared effective on September 29, 2023 (Shelf Registration Statement), in relation to the registration of Common Shares, preferred shares, subscription receipts, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our Common Shares, debt securities or other equity securities in one or more offerings. In January 2024, we entered into an At The Market Offering Agreement with BTIG, LLC (2024 ATM Agreement) to provide for the offering, issuance and sale of up to an aggregate amount of $25.0 million of our Common Shares from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof, including limitations related to the amount we are able to sell pursuant to such ATM Program based on our public float as of a measuring date preceding the filing of our Annual Report. During the year ended December 31, 2024 we sold 3,034 shares for net proceeds of approximately $0.2 million, after deducting sales commissions. We did not sell any Common Shares in 2025 pursuant to the 2024 ATM Agreement and the 2024 ATM Agreement was terminated in July 2025.

In August 2025, we filed a new shelf registration statement with the SEC. In conjunction with the shelf registration, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC (2025 ATM Agreement) to offer up to $18.0 million of our Common Shares. During the year ended December 31, 2025, we sold 40,795 Common Shares for net proceeds of $0.7 million, after deducting sales commissions.

Financing Transactions

July 2024 Private Placement

In July 2024, we completed a private placement for aggregate gross proceeds of $30.3 million to sell an aggregate of (a) 390,307 common share units (Common Share Units) sold at $2.15 per Common Share Unit, each consisting of one Common Share and certain accompanying warrants to purchase Common Shares (Tranche A, B and C) and, for certain investors, (b) 174,841 pre-funded units (the Pre-Funded Units and together with the Common Share Units, the Units) sold at $2.14 per Pre-Funded Unit, each consisting of one pre-funded warrant to purchase one Common Share  and certain accompanying warrants to purchase Common Shares (Tranche A, B and C), totaling 565,148 each of Tranche A, B and C warrants (July 2024 PIPE). The Common Shares issuable upon exercise of the warrants and pre-funded warrants are referred to herein as the “2024 Warrant Shares.”

The pre-funded warrants have an exercise price of $0.25 per 2024 Warrant Share, are immediately exercisable and will expire when exercised in full. The Tranche A Common Share purchase warrants have an exercise price of $50.50, are exercisable immediately upon Shareholder Approval (as defined below) and will expire upon the earlier of (i) 18 months or (ii) within 60 days of the public announcement via press release or the filing of a Current Report on Form 8-K of 6-month data from the cohorts treated with multiple ascending doses of PMN310. The Tranche B Common Share purchase warrants have an exercise price of $50.50, are exercisable immediately upon Shareholder Approval (as defined below) and will expire upon the earlier of (i) 30 months or (ii) within 60 days of the public announcement via press release or the filing of a Current Report on Form 8-K of 12-month data from the cohorts treated with multiple ascending doses of PMN310. The Tranche C Common Share purchase warrants have an exercise price of $62.50, are immediately exercisable and will expire on July 31, 2029. Pursuant to Nasdaq Listing Rule 5635(d), the exercise of the Tranche A and Tranche B Common Share purchase warrants is subject to shareholder approval (Shareholder Approval). We received Shareholder Approval for the Tranche A and Tranche B warrants on October 23, 2024 at a Special Meeting of Shareholders.

July 2025 Registered Direct Offering

On July 22, 2025, we entered into a securities purchase agreement to issue and sell pre-funded warrants to purchase 39,389 Common Shares (RD Offering). The RD Offering pre-funded warrant was sold at an offering price of $0.8124 per share, which represents, if it were applicable, the per share offering price for the Common Shares of the Company, less a $0.0001 per share exercise price for such pre-funded warrant.  The gross proceeds from the RD Offering were $0.8 million before deducting offering expenses of $0.1 million.

July 2025 Discounted Exercise of Warrants and Private Placements

Additionally, in July 2025, across multiple transactions dated July 22 and 28, 2025, we accepted discounted exercise offers for 752,885 Common Share warrants, distributed ratably amongst the Tranche A, B, and C warrants from the July 2024 PIPE for aggregate gross proceeds of approximately $15.5 million (Discounted Exercise) and sold 1,129,327 new warrants in two private placements for aggregate gross proceeds of $5.3 million (July 22, 2025 PIPE and July 28, 2025 PIPE). The total aggregate gross proceeds across the RD Offering, discounted warrant exercises, and sales of new warrants was $21.6 million, before deducting fees and offering expenses of $1.4 million.

January 2026 Private Placement

On January 29, 2026, we completed a private placement for aggregate gross proceeds of  $75.5 million to sell an aggregate of (i) 6,815,296 Common Shares, (ii) Common Share purchase warrants (Common Share Warrants) to purchase 6,915,296 Common Shares, (iii) Pre-Funded Warrants (Pre-Funded Warrants) to purchase 100,000 Common Shares (January 2026 PIPE). The Common Shares issuable upon exercise of the Common Share Warrants and Pre-Funded Warrants are referred to herein as the “2026 Warrant Shares”.

6,090,075 Common Shares were sold at a price of $10.77 per Common Share, 100,000 Pre-Funded Warrants were sold at a price of $10.77 less an exercise price $0.0001 per 2026 Warrant Share and 725,221 Common Shares were sold at a price of $12.13 per Common Share. The Common Share Warrants have an exercise price of $14.40, are exercisable immediately and will expire upon the earlier of (i) within 60 days of the Milestone Event (as defined below) or (ii) February 3, 2031. The Pre-Funded Warrants have an exercise price of $14.40 per 2026 Warrant Share, are immediately exercisable and will expire when exercised in full. For purposes of the foregoing, the “Milestone Event” means the public announcement via press release or the filing of a Current Report on Form 8-K of topline data from the cohorts treated with single ascending doses of PMN310. Fees and other expenses are currently not estimable by the Company, as they are still being determined.

Current Capital Position

We incurred an operating loss of $40.2 million in the year ended December 31, 2025, had an accumulated deficit of $130.4 million as of December 31, 2025, had negative cash flows from operations of $28.1 million for the year ended December 31, 2025 and finished the year ended December 31, 2025 with negative working capital of $1.2 million.

However, following the closing of the January 2026 Private Placement for gross proceeds of $75.5 million, and based on our current operating plan, we expect that our existing cash will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Years Ended December 31,
	2025	2024	Change
Net cash used in operating activities	$(28,118,579)	$(27,182,095)	$(936,484)
Net cash used in investing activities	(702)	(693)	(9)
Net cash provided by financing activities	20,944,670	27,875,809	(6,931,139)
Net (decrease) increase in cash	$(7,174,611)	$693,021	$(7,867,632)

Cash Flows from Operating Activities

Cash used in operating activities was $28.1 million for the year ended December 31, 2025, which consisted of a net loss of $39.7 million offset by $0.9 million in non-cash charges and a net change of $10.7 million in our net operating assets and liabilities. The additive non-cash activities primarily consisted of non-cash charges for share-based compensation of $0.9 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $7.4 million in accrued liabilities and a $2.6 million increase in prepaid expenses and other current assets, primarily related to the PMN310 Phase 1b clinical trial.

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

Cash Flows from Investing Activities

Cash used in investing activities was nominal during the years ended December 31, 2025 and 2024.

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2025, was $20.9 million, which included $8.4 million from the July 22, 2025 Discounted Exercise (as detailed in our notes to the financial statements) and July 22, 2025 PIPE, $11.1 million from the July 28, 2025 Discounted Exercise (as detailed in our notes to the financial statements) and July 28, 2025 PIPE, $0.7 million from the sale of Common Shares under the 2025 At The Market Offering Agreement, and $0.7 million from the issuance of pre-funded warrants in the July 22, 2025 RD Offering.

Cash provided by financing activities during the year ended December 31, 2024 was $27.9 million which included $27.7 million from the common shares, pre-funded warrants, and common share warrants sold in the July 2024 PIPE and $0.2 million of proceeds from the sale of common shares from the 2024 ATM offering.

Critical Accounting Policies and Estimates

Our MD&A is based on our Financial Statements, which have been prepared in accordance with U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our audited consolidated financial statements for the year ended December 31, 2025. The preparation of these Financial Statements in conformity with U.S. GAAP requires our management to make certain judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Financial Statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgement about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, accruals for research and development expenses. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such difference may be material.

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

The percentage of work completed is inherently subject to estimation uncertainty, and the Company uses third-party invoices, contract terms, and support provided directly from third parties, when available, to establish the percentage of completion at each measurement date.  A hypothetical difference in estimated percentage of work completed compared to actual percentage of work completed of 10% for a $1.0 million contract at the measurement date could have a $0.1 million impact on accrued liabilities and research and development expenses. The Company had $7.4 million of accrued research and development costs and $2.6 million of prepaid upfront research payments, which had not yet been recognized at December 31, 2025, and which are from multiple contracts.

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Foreign Currency Exchange Risk

We are exposed to foreign exchange risk on our non-U.S. dollar denominated cash and non-U.S. dollar denominated liabilities. We do not believe that foreign exchange impacts had a material effect on our business, financial condition or results of operations during the years ended December 31, 2025 or 2024.

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2025 or 2024.

Item 8. Financial Statements and Supplementary Data

PROMIS NEUROSCIENCES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ProMIS Neurosciences Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProMIS Neurosciences Inc. and Subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly US, LLP
Tewksbury, Massachusetts
March 25, 2026

We have served as the Company’s auditor since 2021.

PROMIS NEUROSCIENCES INC.

Consolidated Balance Sheets

(expressed in U.S. dollars, except share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash	$6,116,556	$13,291,167
Short-term investments	33,753	33,051
Prepaid expenses and other current assets	3,032,112	5,587,238
Total current assets	9,182,421	18,911,456
Total assets	$9,182,421	$18,911,456
Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$2,543,415	$1,737,463
Accrued liabilities	7,868,416	480,962
Total current liabilities	10,411,831	2,218,425
Share-based compensation liability	29,182	199,263
Warrant liability	—	5,592
Total liabilities	10,441,013	2,423,280

Commitments and contingencies
Shareholders' (deficit) equity:
Common Shares, no par value, unlimited shares authorized, 2,152,397 and 1,307,520 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	129,518,812	107,546,433
Accumulated other comprehensive loss	(371,184)	(371,184)
Accumulated deficit	(130,406,220)	(90,687,073)
Total shareholders' (deficit) equity	(1,258,592)	16,488,176
Total liabilities and shareholders' (deficit) equity	$9,182,421	$18,911,456

The accompanying notes are an integral part of these consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Consolidated Statements of Operations

(expressed in U.S. dollars, except share amounts)

	Years Ended December 31,
	2025	2024
Operating expenses:
Research and development	$33,379,321	$10,637,976
General and administrative	6,787,987	6,189,502
Total operating expenses	40,167,308	16,827,478
Loss from operations	(40,167,308)	(16,827,478)

Other income (expense):
Change in fair value of financial instruments	5,592	22,581,477
Interest expense	—	(76,775)
Other income	442,569	626,184
Loss on issuance of Common Shares, warrants, and pre-funded warrants in July 2024 PIPE	—	(3,524,535)
Total other income, net	448,161	19,606,351

Net (loss) income	$(39,719,147)	$2,778,873

Net (loss) income per share, basic	$(22.61)	$2.68
Net (loss) income per share, diluted	$(22.61)	$2.63

Weighted-average outstanding Common Shares, basic	1,756,844	1,036,799
Weighted-average outstanding Common Shares, diluted	1,756,844	1,058,469

The accompanying notes are an integral part of these consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Consolidated Statements of Shareholders’ (Deficit) Equity

(expressed in U.S. dollars, except share amounts)

						Accumulated
					Additional	Other
	Series 2 Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2024	46,667	—	755,362	—	97,590,426	(371,184)	(93,465,946)	3,753,296
Share-based compensation	—	—	—	—	825,808	—		825,808
Conversion of Series 2 Convertible Preferred Shares	(46,667)	—	46,667	—	—	—	—	—
Issuance of Common Shares from 2024 ATM Offering, net of issuance costs	—	—	3,034	—	190,274	—	—	190,274
Issuance of Common Shares, pre-funded warrants and accompanying Common Share warrants in July 2024 PIPE, net of issuance costs	—	—	390,307	—	—	—	—	—
Reclassification of July 2024 PIPE warrant liability to additional paid-in capital	—	—	—	—	8,689,148	—	—	8,689,148
Re-measurement of liability-classified CAD stock options as of December 31, 2024	—	—	—	—	222,739	—	—	222,739
Issuance of Common Shares from exercise of pre-funded warrants	—	—	112,150	—	28,038	—	—	28,038
Net income	—	—	—	—	—	—	2,778,873	2,778,873
Balance, December 31, 2024	—	—	1,307,520	—	107,546,433	(371,184)	(90,687,073)	16,488,176
Share-based compensation	—	—	—	—	857,628	—	—	857,628
Issuance of Common Shares from 2025 ATM Offering, net of issuance costs	—	—	40,795	—	708,468	—	—	708,468
Issuance of pre-funded warrants from July 2025 Registered Direct Offering, net of issuance costs	—	—	—	—	697,658	—	—	697,658
Issuance of Common Shares from exercise of pre-funded warrants	—	—	51,197	—	3,050	—	—	3,050
Proceeds from issuance of Common Shares and warrants from July 22, 2025 discounted warrant exercise and PIPE, net of issuance costs	—	—	336,449	—	8,391,027	—	—	8,391,027
Proceeds from issuance of Common Shares and warrants from July 28, 2025 discounted warrant exercise and PIPE, net of issuance costs	—	—	416,436	—	11,144,467	—	—	11,144,467
Re-measurement of liability-classified CAD stock options as of December 31, 2025	—	—	—	—	170,081	—	—	170,081
Net loss	—	—	—	—	—	—	(39,719,147)	(39,719,147)
Balance, December 31, 2025	—	$—	2,152,397	$—	$129,518,812	$(371,184)	$(130,406,220)	$(1,258,592)

The accompanying notes are an integral part of these consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(39,719,147)	$2,778,873
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation expense	857,628	825,808
Loss on issuance of common shares, warrants, and pre-funded warrants in July 26, 2024 PIPE	—	3,524,535
Change in fair value of financial instruments	(5,592)	(22,581,477)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,555,126	(4,598,597)
Accounts payable	805,952	(6,105,673)
Accrued liabilities	7,387,454	(1,025,564)
Net cash used in operating activities	(28,118,579)	(27,182,095)

Cash flows from investing activities
Purchase of short-term investments	(33,753)	(33,051)
Maturity of short-term investment	33,051	32,358
Net cash used in investing activities	(702)	(693)

Cash flows from financing activities
Proceeds from issuance of Common Shares pursuant to 2025 and 2024 ATM offering, respectively, net of issuance costs	708,468	190,274
Proceeds from issuance of pre-funded warrants from July 22, 2025 Registered Direct Offering, net of issuance costs	697,658
Proceeds from issuance of Common Shares and warrants from July 22, 2025 discounted warrant exercise and PIPE, net of issuance costs	8,391,027	—
Proceeds from issuance of Common Shares and warrants from July 28, 2025 discounted warrant exercise and PIPE, net of issuance costs	11,144,467	—
Proceeds from issuance of Common Shares, pre-funded warrants, and accompanying warrants from July 26, 2024 PIPE, net of issuance costs		27,657,497
Proceeds from exercise of pre-funded warrants	3,050	28,038
Net cash provided by financing activities	20,944,670	27,875,809
Net (decrease) increase in cash	(7,174,611)	693,021

Cash at beginning of period	13,291,167	12,598,146
Cash at end of period	$6,116,556	$13,291,167

Noncash financing activities
Reclassification of July 2024 PIPE warrants from liability to equity	$—	$8,689,148
Decrease in share-based compensation liability on CAD denominated share options increasing additional paid-in-capital	$(170,081)	$222,739
July 22, 2025 deferred discount for fair value modification of warrants	$930,841	$—
July 22, 2025 deferred discount issuance cost recognized on completion of PIPE	$(930,841)	$—
July 28, 2025 deferred discount for fair value modification of warrants	$1,794,146	$—
July 28, 2025 deferred discount issuance cost recognized on completion of PIPE	$(1,794,146)	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$76,775

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

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (“OBCA”) (“Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. The Company is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (U.S.) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of December 31, 2025, ProMIS USA has had no material activity and has no material financial impact on the Company’s consolidated financial statements.

Liquidity and Capital Resources

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. To date, the Company has not generated revenues from its activities. The Company had an operating loss of $40.2 million for the year ended December 31, 2025, an accumulated deficit of $130.4 million as of December 31, 2025, and negative cash flows from operations of $28.1 million for the year ended December 31, 2025. In January 2026, the Company received gross proceeds of $75.5 million from the sale of Common Shares, Common Share warrants, and pre-funded warrants to purchase Common Shares to external investors and certain of the Company’s directors and management in a private placement. Fees and other expenses are currently not estimable by the Company, as they are still being determined. Refer to additional discussion in Note 14.

Based on the Company’s current operating plan, the Company expects that its existing cash, including the proceeds from January 2026, will be sufficient to fund the Company’s operating expenses and capital expenditure requirements through 2027. The Company based this estimate on assumptions that may prove to be wrong, and the Company could exhaust its available capital resources sooner than it expects, including based on its decision to initiate other clinical trials or programs.

Future capital requirements will depend upon many factors, including the timing and extent of spending on research and development and market acceptance of the Company’s products, if approved for commercial sale. The Company will require additional funding to conduct future clinical activities. The Company expects to seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although the Company has been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that the Company will be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding or other arrangements, it could force delays, reduce or eliminate research and development programs, and/or reduce product portfolio expansion or commercialization efforts, which could adversely affect future business prospects, and the ability to continue operations.

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

On November 17, 2025, the board of directors of the Company authorized a reverse share split of the issued and outstanding Common Shares in a ratio of 25:1, effective November 28, 2025 (the “Reverse Share Split”). All information included in these consolidated financial statements has been adjusted, on a retrospective basis, to reflect the Reverse Share Split, unless otherwise stated.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of financial instruments. Actual results could differ from those estimates, and such differences could be material to the consolidated financial statements.

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

Prior to July 1, 2023, the Company’s functional currency was the Canadian dollar (“C$”). Translation gains and losses from the application of the United States dollar (“US$”) as the reporting currency during the period that the Canadian dollar was the functional currency were included as part of cumulative foreign currency translation adjustment, which is reported as a component of stockholders’ (deficit) equity as accumulated other comprehensive loss.

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

For periods commencing July 1, 2023, monetary assets and liabilities denominated in foreign currencies are translated into US$ using exchange rates in effect at the end of the reporting period. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets acquired, and non-monetary liabilities incurred after July 1, 2023 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the consolidated statement of operations within operating expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2025 and 2024, the Company did not have any material cash equivalents.

Short-term Investments

Short-term investments consist of guaranteed certificates of deposit with a maturity greater than 90 days and up to one year at the time of purchase. Accordingly, all short-term investments are classified as current assets in the accompanying consolidated balance sheets. The short-term investment is being held as collateral for the Company’s credit cards.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and short-term investments. Cash is deposited in checking and money market accounts at accredited financial institutions, which at times, may exceed federally insured limits. The short-term investment is deposited in a guaranteed certificate of deposit with an accredited financial institution that guarantees 100% of the original amount invested. As of December 31, 2025, the Company has not experienced any losses on its cash or short-term investments as a result of credit risk.

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

The Company’s warrant liabilities were classified as Level 3 financial instruments for the year ended December 31, 2024. The Company’s share-based compensation liability was classified as a Level 3 financial instrument for the years ended December 31, 2025 and 2024.

The carrying amounts of prepaid and other current assets, short-term investments, accounts payable, and accrued expenses are generally considered to be representative of their fair value based on the short-term nature of these financial instruments.

Impairment of Long-lived Assets

The Company historically evaluates its long-lived assets, which consist of property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not have any material long-lived assets as of December 31, 2025 and 2024.

Property and Equipment

Property and equipment, net are historically stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset. Laboratory and equipment are depreciated over two to five years. Computer equipment is depreciated over two to three years. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accompanying consolidated balance sheets and any resulting gain or loss is included in loss from operations in the accompanying consolidated statements of operations. Expenditures for repairs and maintenance are expensed as incurred. The Company did not have any material property and equipment as of December 31, 2025 and 2024.

Intangible Assets

Definite-lived intangible assets are historically stated at cost less accumulated amortization and any accumulated impairment losses. An intangible asset’s carrying amount is assessed for impairment whenever there is an indication that the asset may be impaired. The Company’s definite-lived intangible assets consist of acquired rights and patents. Intangible assets are amortized on a straight-line basis over the lesser of the life of the intangible asset or its estimated useful life, which is 15 years. The Company did not have any material intangible assets as of December 31, 2025.

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

Prepaid and Accrued Research and Development Expenses

Substantial portions of the Company’s pre-clinical development, manufacturing and clinical trials are performed by third-party laboratories, medical centers, CROs and other vendors. These vendors generally bill monthly for services performed, or bill based upon milestone achievement. For preclinical and clinical studies, the Company accrues expenses based upon estimated work completed and the remaining contract milestones. At times, the Company is obligated to make upfront payments upon execution of research and development agreements. Upfront payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses until such goods are delivered or the related services are performed. The Company estimates the period over which such services will be performed based on the terms of the agreements as well as the level of effort to be expended in each period. The actual timing of performance or the level of effort may vary from the estimate, and if that does occur, the Company will adjust the amounts recorded accordingly.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying consolidated statements of operations.

Warrants

The Company issues warrants, including pre-funded warrants, on its common shares in connection with financings as well as for compensation of intermediaries and advisors. The Company accounts for warrants as either equity instruments or as liabilities depending on the specific terms of the warrant agreements in accordance with FASB ASC Topic 815, Derivatives and Hedging and Topic 480, Distinguishing Liabilities from Equity. When classified as equity, warrants are recorded within additional paid-in-capital at the time of issuance and are not subsequently remeasured. Warrants identified as meeting the definition of a liability are recognized as a liability and treated in accordance with the derivative liability accounting policy described above. The Company periodically reassesses the appropriateness of the classification of its financial instruments.

Share-based Compensation

Share-based compensation expense related to share awards granted to employees, directors and non-employees, excluding awards with market conditions in which the award does not vest unless the market condition is met, is recognized based on the grant-date estimated fair values of the awards using the Black- Scholes option pricing model (“Black-Scholes”). The value is recognized as expense ratably over the requisite service period, which is generally the vesting term of the award. The Company adjusts the expense for actual forfeitures as they occur. Share-based compensation expense is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided.

Black Scholes requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire) and risk-free rate. Expected volatility is determined using the historical volatility for the Company. The risk-free interest rate is based on the yield of U.S. government treasury bonds with a remaining term equal to the expected life of the option for C$ options and based on the yield of U.S. government treasury bonds for US$ options. Expected dividend yield is zero because the Company has never paid cash dividends on common shares and the Company does not expect to pay cash dividends in the foreseeable future.

For awards with market conditions in which the award does not vest unless the market condition is met, the Company will incorporate the market condition into the award’s grant date fair value calculation and derive the expected service period using a Monte Carlo simulation. The estimated expense is recognized on a straight-line basis over the derived service period. If the market condition is satisfied during the derived service period, the remaining unrecognized expense is recognized during the period the market condition is satisfied.

Awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades in, (b) the currency in which the employee's pay is denominated, or (c) the Company's functional currency, are required to be classified as liabilities. The change in the Company’s functional currency, effective July 1, 2023, resulted in the reclassification of outstanding stock options that were previously denominated in C$ from equity-classified to liability-classified options (see Note 8), which are accounted for as a share option modification in accordance with FASB’s ASC 718 – Compensation – Stock Compensation (“ASC 718”). Under ASC 718, when an award is reclassified from equity to liability, if at the reclassification date the original vesting conditions are expected to be satisfied, then the minimum amount of compensation cost to be recognized is based on the grant date fair value of the original award. Fair value changes below this minimum amount are recorded in additional paid-in capital. For each reporting period after the modification date, the stock option liability is adjusted so that it equals the portion of the requisite service provided multiplied by the modified award’s fair value at the end of the reporting period. Increases in the fair value of the liability in excess of the minimum grant date compensation cost described above are recognized as share-based compensation in operating expenses in the consolidated statement of operations.

Share Issuance Costs

Common share issuance costs are incremental costs directly associated with an offering of securities. These costs typically include fees paid to bankers or underwriters, attorneys, accountants, as well as printers and other third parties. Prior to the effective date of an offering of equity securities, specific incremental costs directly attributable to a proposed or actual offering of securities may be deferred and charged against the gross proceeds of the offering.  The Company capitalizes these deferred financing costs as prepaid expenses and other current assets in the accompanying consolidated balance sheets until the completion of the offering, unless the offering is abandoned, at which time the deferred financing costs will be recognized in the consolidated statements of operations.  The Company had approximately $32,000 and $0 in deferred financing costs as of December 31, 2025 and December 31, 2024, respectively, which was recorded in prepaid expenses and other current assets on the consolidated balance sheets.

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

Basic and Diluted Net (Loss) Income Per Share

Basic net (loss) income per common share is based upon the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per common share utilizing the treasury-stock method is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect is dilutive. Potentially dilutive shares result from the assumed potential exercise or conversion of securities, such as convertible debt, share options and warrants, which would result in the issuance of incremental shares of common shares. The proceeds of such exercises or conversions are assumed to have been used to repurchase outstanding stock using the treasury stock method.

Both basic and diluted net (loss) income per share calculations include financial instruments that allow for the purchase of common shares issuable for little to no consideration, including pre-funded warrants.

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

Recently Adopted Accounting Pronouncements

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 became effective for the annual period starting on January 1, 2025. The Company’s income tax disclosures are disclosed in Note 9.

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

3.FAIR VALUE MEASUREMENTS

The following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,753	$—	$—	$33,753
Total assets measured at fair value	$33,753	$—	$—	$33,753
Liabilities:
Share-based compensation liability	$—	$—	$29,182	$29,182
Total liabilities measured at fair value	$—	$—	$29,182	$29,182

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,051	$—	$—	$33,051
Total assets measured at fair value	$33,051	$—	$—	$33,051
Liabilities:
Share-based compensation liability	$—	$—	$199,263	$199,263
Warrant liability	—	—	5,592	5,592
Total liabilities measured at fair value	$—	$—	$204,855	$204,855

No transfers between levels have occurred in either reporting period presented. Refer to Note 6 for disclosures related to the warrant liability and Note 8 for disclosures related to share-based compensation liability.

4.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2025	2024
Upfront research payments	$2,625,049	$5,087,692
Accrued interest and other receivables	36,522	78,034
Insurance	238,000	335,976
License fees	62,059	38,255
Deferred financing costs	32,332	—
Other	38,150	47,281
Total prepaid expenses and other current assets	$3,032,112	$5,587,238

5.ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2025	2024
Legal	$88,411	$44,610
Accounting	159,900	95,182
Research and development	7,460,614	223,559
Severance	79,748	38,328
Other	79,743	79,283
Accrued liabilities	$7,868,416	$480,962

6.	EQUITY

The Company has authorized an unlimited number of both Common and Preferred shares. As of December 31, 2025 and 2024, the Company had 2,152,397 and 1,307,520 issued and outstanding Common Shares, respectively. All share classes have no par value.

Common Shares reserved for future issuance consists of the following:

December 31,
2025
Warrants	2,639,005
Options issued and outstanding under stock option plan	180,827
Deferred Share Units granted	42
Common Shares available for grant under stock option plan	80,686
Total Common Shares reserved for future issuance	2,900,561

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

Pursuant to the terms of the Unit Purchase Agreement, the Company agreed to sell to PIPE Investors in the Offering, an aggregate of (x) 390,307 common share units (the “Common Share Units”), each consisting of (i) one Common Share, (ii) one Tranche A Common Share purchase warrant to purchase one Common Share, (iii) one Tranche B Common Share purchase warrant to purchase one Common Share and (iv) one Tranche C Common Share purchase warrant to purchase one Common Share (each, a “Warrant”, collectively, the “Warrants”) and, for certain investors, (y) 174,841 pre-funded units (the “Pre-Funded Units” and together with the Common Share Units, the “Units”), each consisting of (i) one Pre-Funded Warrant to purchase one Common Share (each, a “Pre-Funded Warrant”, collectively, the “Pre-Funded Warrants”, and the Common Shares issuable upon exercise of the Warrants and the Pre-Funded Warrants, the “2024 Warrant Shares”), (ii) one Tranche A Common Share purchase warrant to purchase one Common Share, (iii) one Tranche B Common Share purchase warrant to purchase one Common Share and (iv) one Tranche C Common Share purchase warrant to purchase one Common Share.

The purchase price for each Common Share Unit was $53.75 per Common Share Unit, and the purchase price for each Pre-Funded Unit was $53.50 per Pre-Funded Unit. The Pre-Funded Warrants have an exercise price of $0.25 per 2024 Warrant Share, are immediately exercisable and will expire when exercised in full. The Tranche A Common Share purchase warrants have an exercise price of $50.50, for aggregate gross proceeds of up to $28.5 million, are exercisable immediately upon Shareholder Approval (as defined below) and will expire upon the earlier of (i) 18 months or (ii) within 60 days of the Tranche A Milestone Event (as defined below). The Tranche B Common Share purchase warrants have an exercise price of $50.50, for aggregate gross proceeds of up to $28.5 million, are exercisable immediately upon Shareholder Approval (as defined below) and will expire upon the earlier of (i) 30 months or (ii) within 60 days of the Tranche B Milestone Event (as defined below). The Tranche C Common Share purchase warrants have an exercise price of $62.50, for aggregate gross proceeds of up to $35.3 million, are immediately exercisable and will expire on July 31, 2029. For purposes of the foregoing, “Tranche A Milestone Event” means the public announcement via press release or the filing of a Current Report on Form 8-K of 6-month data from the cohorts treated with multiple ascending doses of PMN310, and “Tranche B Milestone Event” means the public announcement via press release or the filing of a Current Report on Form 8-K of 12-month data from the cohorts treated with multiple ascending doses of PMN310. Pursuant to Nasdaq Listing Rule 5635(d), the exercise of the Tranche A and Tranche B Common Share purchase warrants is subject to shareholder approval (“Shareholder Approval”). The Company agreed to convene a shareholders’ meeting, or otherwise obtain written Shareholder Approval, on or before 90 days following the Closing Date, to obtain such approval.

The Tranche A and Tranche B Warrants (“AB Warrants”) were classified as liabilities (“AB Warrant Liability”) and recorded at fair value utilizing level 3 inputs at issuance due to the requirement for Shareholder Approval. Under the applicable accounting guidance, the requirement for Shareholder Approval precludes a financial instrument from equity classification, as it cannot be considered indexed to the Company's own stock.  The preclusion is because of the potential of the settlement amount differing than a fixed for fixed option on the Company's shares. The fair value of the AB Warrant Liability at issuance was determined to be $31,182,033, calculated using a Black Scholes calculation on July 26, 2024 with the following weighted average assumptions: share price of $50.50, the most currently available Nasdaq Official Closing Price for the Company’s Common Shares when the Company entered into the purchase agreements, exercise price of $50.50, volatility of 102.5%, risk-free rate of 4.34%, and a term of 2.1 years.

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

On October 23, 2024, Shareholder Approval for the AB Warrants was obtained during the Company’s Special Meeting of Shareholders. Following Shareholder Approval, the Company determined that the AB Warrants met the criteria for equity classification. The Company re-measured the fair value of the AB Warrant Liability at October 23, 2024 to $8,689,149, calculated using a Black Scholes calculation with the following weighted average assumptions: volatility of 100.9%, share price of $23.75, exercise price of $50.50, risk-free rate of 4.10%, and a term of 1.9 years. The change in fair value of the AB Warrant Liability of $22,492,884 was recorded in other income (expense) in the consolidated statements of operations and the remaining fair value of $8,689,149 was reclassified from liability to additional paid-in-capital in the consolidated balance sheets. As of December 31, 2025, 942,510 warrants issued with the July 2024 PIPE are outstanding (314,170 each from Tranche A, Tranche B, and Tranche C).

A summary of warrant liability activity, which is based on level 3 inputs, for the years ended December 31, 2025 and 2024 is as follows:

December 31,
2025
Fair value at December 31, 2024	$5,592
Change in fair value of C$ warrant liability	(5,592)
Fair value at December 31, 2025	$—

December 31,
2024
Fair value at December 31, 2023	$94,185
July 2024 PIPE AB Warrant Liability at issuance	31,182,033
Change in fair value of 2024 PIPE AB Warrant Liability	(22,492,884)
Reclassification of 2024 PIPE AB Warrant Liability to equity	(8,689,149)
Change in fair value of C$ warrant liability	(88,593)
Fair value at December 31, 2024	$5,592

July 2025 Registered Direct Offering

On July 22, 2025, the Company entered into a securities purchase agreement relating to the issuance and sale of a pre-funded warrant to purchase 39,389 Common Shares (the “RD Pre-funded Warrant”) to such investor (the “RD Offering”). The RD Pre-funded Warrant was sold at an offering price of $20.31 per share, which represents, if it were applicable, the per share offering price for the Common Shares of the Company, less a $0.0025 per share exercise price for such Pre-funded Warrant.  The gross proceeds from the RD Offering were $800,000 before deducting offering expenses of $102,342.

July 22, 2025 Exercise of Discounted Warrants and PIPE

On July 22, 2025, the Company accepted a discounted warrant exercise offer from a healthcare-focused institutional investor for certain July 2024 PIPE warrants (“July 22, 2025 Discounted Exercise”). Related to the July 22, 2025 Discounted Exercise, the Company also entered into a securities purchase agreement (the “July 22, 2025 PIPE”) with the same existing healthcare-focused institutional investor. The Company raised $9,199,765 in aggregate gross proceeds from the July 22, 2025 Discounted Exercise and July 22, 2025 PIPE before deducting $808,738 in transaction costs paid by the Company.

In the July 22, 2025 Discounted Exercise, the Company issued 336,449 Common Shares in exchange for the exercise of 336,449 of the July 2024 PIPE warrants (112,150 each from Tranche A, Tranche B, and Tranche C) for $20.31 per warrant. The Company determined that discounting the exercise price represented a modification of the July 2024 PIPE warrants. In accordance with ASC815 – Derivatives and Hedging (“ASC 815”), the Company accounted for the incremental fair value of the modification as the difference between the pre-modification fair value and the post-modification fair value of the July 2024 PIPE warrants, as calculated using Black-Scholes. The modification date incremental fair value of $930,841 was initially recorded as a deferred financing cost, as the discount was directly attributable to a proposed offering, and was subsequently recognized as an equity issuance cost upon the closing of the July 22, 2025 Discounted Exercise and July 22, 2025 PIPE. The range of valuation inputs used in the pre-modification fair value Black Scholes calculation of the July 2024 PIPE warrants included a share price of $14.70, exercise prices of $50.50-$62.50, time to maturity of 0.53-4.02 years, risk free rate of 3.9%-4.3%, and annualized volatility of 106.5%. The post-modification fair value Black Scholes calculation used the same fair value inputs as the pre-modification fair value calculation apart from the modified exercise price of $20.31.

Pursuant to the terms of the July 22, 2025 PIPE, the Company agreed to sell a warrant to purchase 504,673 Common Shares (the “July 22, 2025 Warrant”). The July 22, 2025 Warrant was sold to the investor at an offering price of $4.69 per share and has an exercise price of $31.25 per share.

The July 22, 2025 Warrant is immediately exercisable and will expire five years after the date of issuance. The holder of the July 22, 2025 Warrant may not exercise it if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of Common Shares outstanding immediately after giving effect to such exercise.

The Company determined the July 22, 2025 Warrant met the permanent equity criteria classification. The July 22, 2025 Warrant is classified as a component of permanent equity because it is a freestanding financial instrument, is immediately exercisable, does not embody an obligation for the Company to repurchase its shares, and permits the holders to receive a fixed number of common shares upon exercise. In addition, the July 22, 2025 Warrant does not provide any guarantee of value or return. The Company used a Black-Scholes calculation to determine the fair value of the July 22, 2025 Warrant at issuance and allocated a share of the net proceeds based on the relative fair value of the July 22, 2025 Warrant. Net proceeds allocated to the July 22, 2025 Warrant were $4,284,557, with the remaining net proceeds of $4,106,470 allocated to the Common Shares issued in the July 22, 2025 Discounted Exercise. The aggregate net proceeds of $8,391,027 are recorded in additional paid-in-capital. The valuation inputs used in the Black Scholes calculation of the July 22, 2025 Warrant at issuance included a share price of $14.70, exercise price of $31.25, time to maturity of 5 years, risk free rate of 3.9%, and annualized volatility of 106.5%.

July 28, 2025 Exercise of Discounted Warrants and PIPE

On July 28, 2025, the Company accepted discounted warrant exercise offers for certain July 2024 PIPE warrants (“July 28, 2025 Discounted Exercise”). Related to the July 28, 2025 Discounted Exercise, the Company also entered into a securities purchase agreement (the “July 28, 2025 PIPE”) with the same existing investors. The Company raised $11,623,047 in aggregate gross proceeds from the July 28, 2025 Discounted Exercise and July 28, 2025 PIPE before deducting $478,580 in transaction costs paid by the Company.

In the July 28, 2025 Discounted Exercise, the Company issued 416,436 Common Shares in exchange for the exercise of 416,436 of the July 2024 PIPE warrants (138,812 each from Tranche A, Tranche B, and Tranche C) for $20.88 per warrant. The Company determined that discounting the exercise price represented a modification of the July 2024 PIPE warrants. In accordance with ASC 815, the Company accounted for the incremental fair value of the modification as the difference between the pre-modification fair value and the post-modification fair value of the July 2024 PIPE warrants, as calculated using Black-Scholes. The modification date incremental fair value of $1,794,146 was initially recorded as a deferred financing cost, as the discount was directly attributable to a proposed offering, and was subsequently recognized as an equity issuance cost upon the closing of the July 28, 2025 Discounted Exercise and July 28, 2025 PIPE. The range of valuation inputs used in the pre-modification fair value Black Scholes calculation of the July 2024 PIPE warrants included a share price of $20.88, exercise prices of $50.50-$62.50, time to maturity of 0.52-4.01 years, risk free rate of 3.9%-4.3%, and annualized volatility of 107.4%. The post-modification fair value Black Scholes calculation used the same fair value inputs as the pre-modification fair value calculation apart from the modified exercise price of $20.88.

Pursuant to the terms of the July 28, 2025 PIPE, the Company agreed to sell warrants to purchase 624,654 Common Shares (the “July 28, 2025 Warrants”). The July 28, 2025 Warrants were sold to the investor at an offering price of $0.1875 per share and has an exercise price of $31.25 per share.

The July 28, 2025 Warrant are immediately exercisable and will expire five years after the date of issuance. Certain holders of the July 28, 2025 Warrants may not exercise it if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of Common Shares outstanding immediately after giving effect to such exercise.

The Company determined the July 28, 2025 Warrants met the permanent equity criteria classification. The July 28, 2025 Warrants are classified as a component of permanent equity because they are a freestanding financial instrument, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, the July 28, 2025 Warrants do not provide any guarantee of value or return. To determine the fair value of the July 28, 2025 Warrants at issuance, the Company used a Black-Scholes model and allocated a share of the net proceeds based on the relative fair value of the July 28, 2025 Warrants. Net proceeds allocated to the July 28, 2025 Warrants were $5,885,032, with the remaining net proceeds of $5,259,435 allocated to the Common Shares issued in the July 28, 2025 Discounted Exercise. The aggregate net proceeds of $11,144,467 are recorded in additional paid-in-capital. The valuation inputs used in the Black Scholes calculation of the July 28, 2025 Warrant at issuance included a share price of $20.88, exercise price of $31.25, time to maturity of 5 years, risk free rate of 4.0%, and annualized volatility of 107.4

November 2025 Reverse Share Split

On November 28, 2025, the Company filed articles of amendment to effect a one-for-twenty-five reverse share split of its Common Shares (the “Reverse Share Split”). As a result of the Reverse Share Split, every 25 Common Shares issued or outstanding were automatically reclassified into one validly issued, fully paid and non-assessable new Common Share, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Proportional adjustments were made to the number of Common Shares awarded and available for issuance under the Company’s equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding stock options and other equity securities under the Company’s equity incentive plans. All outstanding warrants were also adjusted in accordance with their terms, which resulted, among other changes to the warrant terms, in proportionate adjustments being made to the number of shares issuable upon exercise of such warrants and to the exercise prices of such warrants. The Common Shares outstanding following the Reverse Share Split remain fully paid and non-assessable. The Reverse Share Split did not affect the number of authorized Common Shares or the par value of the Common Shares. All share and per-share amounts have been retroactively adjusted to reflect the Reverse Share Split.

At-the-Market Offerings (ATM)

In September 2023, the Company filed a shelf registration statement with the SEC. In conjunction with the shelf registration, the Company entered into an ATM agreement in January 2024 (the “2024 ATM Agreement”) to offer up to $25.0 million of the Company’s Common Shares. During the year ended December 31, 2024, the Company sold 3,034 Common Shares for net proceeds of $190,274 after deducting sales commissions. The 2024 ATM Agreement was terminated in July 2025.

In August 2025, the Company filed a shelf registration statement with the SEC. In conjunction with the shelf registration, the Company entered into an ATM Agreement with H.C. Wainwright & Co., LLC (the “2025 ATM Agreement”) on August 26, 2025 to offer up to $18.0 million of its Common Shares. During the year ended December 31, 2025, the Company sold 40,795 Common Shares for net proceeds of $708,468 after deducting sales commissions pursuant to the 2025 ATM Agreement.

7.WARRANTS

As of December 31, 2025, outstanding Common Share warrants and exercise prices related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
US$50.50	314,170	January 2026
US$315.00	20,948	August 2026
US$240.00	5,868	August 2026
US$50.50	314,170	January 2027
US$187.50	13,831	April 2028
US$152.50	2,767	April 2028
US$43.75	449,084	February 2029
US$62.50	314,170	July 2029
US$31.25	1,129,324	July 2030
US$0.25	74,673	None
	2,639,005

During the year ended December 31, 2025, 51,197 pre-funded warrants, including 39,389 issued in the July 2025 RD Offering, were exercised for gross proceeds of $3,050. Refer to Note 6 for discussion on the discounted exercise of 336,449 July 2024 PIPE warrants on July 22, 2025, discounted exercise of 416,436 July 2024 PIPE warrants on July 28, 2025, issuance of 504,673 new warrants in the July 22, 2025 PIPE, and issuance of 624,654 new warrants in the July 28, 2025 PIPE. During the year ended December 31, 2025, 11,184 warrants expired without being exercised.

During the year ended December 31, 2024, 16,319 warrants expired without being exercised, and 112,150 pre-funded warrants were exercised for an equivalent number of common shares for net proceeds of $28,038.

8.SHARE-BASED COMPENSATION

2025 Stock Option Plan

At its June 2025 Annual Meeting of Shareholders, the Company’s 2025 Stock Option and Incentive Plan (“2025 Option Plan”) was approved by the shareholders. The 2025 Option Plan replaces the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. No new awards can be issued under the 2015 Option Plan.  The Company reserved 117,868 Common Shares for issuance under the 2025 Option Plan at the time of adoption. As of December 31, 2025 and 2024, the Company had 80,686 and 118,535 options available for grant under the 2025 Option Plan and 2015 Option Plan, respectively. The Common Shares underlying any awards under the 2025 Option Plan and 2015 Option Plan that are forfeited, canceled, or otherwise terminated (other than by exercise) are added back to the shares available for issuance under the 2025 Option Plan. Share options are granted in either USD or CAD. Upon the change in the Company’s functional currency, effective July 1, 2023, CAD share options previously classified as equity were reclassified as liabilities. All grants following the Company’s change in functional currency are in USD.

Canadian Dollar Share Options

The following table summarizes the activity of the C$ share options under the 2015 Option Plan for the years ended December 31, 2025 and 2024. All amounts are denominated in Canadian dollars, except year and share amounts:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Contractual	Aggregate
	Share	Price Per		Term	Intrinsic
	Options	Share		(years)	Value
Outstanding as of January 1, 2024	35,930	C$	189.50	6.5	$—
Expired	(3,191)		229.00
Outstanding as of December 31, 2024	32,740		184.00	6.6	—
Forfeited	(2,346)		209.00	—	—
Expired	(14,704)		54.58	—	—
Outstanding as of December 31, 2025	15,690	C$	170.00	6.0	—
Vested and exercisable as of December 31, 2025	15,413	C$	170.50	6.0	$—

The aggregate intrinsic value of options outstanding, exercisable, and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares. There were no C$ share options granted during the years ended December 31, 2025 or 2024.

Upon the change in the Company’s functional currency effective July 1, 2023 C$ share options previously classified as equity were reclassified as liabilities. The C$ options were re-measured as of December 31, 2024 and had a fair value of $199,263.

A summary of share-based compensation liability activity, measured using level 3 fair value inputs, for the year ended December 31, 2025 is as follows:

December 31,
2025
Fair value at December 31, 2024	$199,263
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(170,081)
Fair value at December 31, 2025	$29,182

A summary of share-based compensation liability activity for the year ended December 31, 2024 is as follows:

December 31,
2024
Fair value at December 31, 2023	$422,002
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(222,739)
Fair value at December 31, 2024	$199,263

The following table summarizes the weighted average of significant assumptions used to calculate the fair value of C$ share options using the Black Scholes option pricing model:

	Period Ended
	December 31,		December 31,
	2025		2024
Weighted average fair value of C$ Options	C$	0.08	C$	0.26
Expected volatility		106.4%		99.7%
Risk-free interest rate		3.86%		4.40%
Expected dividend yield		—%		—%
Expected term (years)		6.0		6.6

Expected volatility is based on historical volatility of the Company’s Common Shares over the expected life of the option, as the Company’s options are not readily tradable.

U.S. Dollar Share Options

The Company began making share option grants denominated in US$ following the Company’s change in functional currency in July 2023. The following table summarizes the US$ share options outstanding under the 2015 Option Plan for the years ended December 31, 2025 and 2024. All amounts are denominated in US$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of January 1, 2024	2,760	$46.75		$—
Granted	107,478	27.75
Outstanding as of December 31, 2024	110,238	28.25		—
Granted	55,400	11.81		—
Forfeited	(501)	46.75
Outstanding as of December 31, 2025	165,137	22.75	9.0	—
Vested and exercisable as of December 31, 2025	47,421	$28.50	8.6	$—

The grant date fair value of 55,400 and 107,478 US$ share options granted during the years ended December 31, 2025 and 2024, respectively, was estimated using Black Scholes with the following assumptions:

	Year Ended
	December 31,	December 31,
	2025	2024
Weighted average fair value of US$ Options	$9.80	$22.00
Expected volatility	107.4%	101.7%
Risk-free interest rate	3.79%	3.95%
Expected dividend yield	—%	—%
Expected term (years)	6.0	5.7

In October 2024, the Company granted its Chief Executive Officer 19,614 options with an exercise price of $28.75, which will begin vesting if and when the Company’s 10-day VWAP of its Common Shares trading on the Nasdaq Capital Market meets or exceeds $86.25. The Company determined the share price requirement to begin vesting represented a market condition and performed a Monte-Carlo simulation to determine the fair value of the award, discounted for the likelihood of achieving the market condition. The resulting fair value of the option award was $383,000, with $168,946 and $39,344 recognized during the years ended December 31, 2025 and 2024 in the accompanying consolidated statement of operations, with the remaining $174,710 expected to be recognized over approximately 1.4 years.

DSU Plan

The Company has a Deferred Share Unit plan (“DSU Plan”) for senior officers. Under the DSU Plan, rights to the Company’s Common Shares may be awarded on a deferred payment basis up to a maximum of 667 common share units. Each common share unit will fully vest upon cessation of employment with the Company and then can be redeemed for one common share of the Company by the unitholder. The Company has 42 units outstanding as of December 31, 2025.

Share-based Payment Expense

The following table summarizes total share-based compensation for both the C$ and US$ share options included in the Company’s accompanying consolidated statements of operations:

	Year Ended December 31,
	2025	2024
Research and development	$37,674	$49,405
General and administrative	819,954	776,403
Total share-based compensation	$857,628	$825,808

As of December 31, 2025, there was $1,265,556 of unrecognized share-based compensation related to US$ options outstanding, which is expected to be recognized over a weighted-average remaining service period of 2.7 years. There was no material liability yet to be recognized for C$ share-based compensation as of December 31, 2025.

9.INCOME TAXES

As of December 31, 2025 and 2024, the net deferred tax assets have not been recognized in the accompanying consolidated financial statements. A valuation allowance is recognized to reduce the deferred tax asset as it is more likely than not that a tax benefit will not be realized.

The following are the significant components of the Company’s deferred taxes as of December 31:

	2025	2024
Non-capital losses carried forward	$34,810,450	$24,850,000
Research and development expenditures	3,022,831	3,175,000
Investment tax credits	1,944,821	2,043,000
Tax value of technology rights and property and equipment in excess of accounting basis	160,999	193,000
Share issue costs	1,066,620	1,275,000
Non-deductible reserves	—	10,000
Restricted interest and financing expenses	—	337,000
Total deferred income tax assets	41,005,721	31,883,000
Valuation allowance	(41,005,721)	(31,883,000)
Net deferred income tax assets	$—	$—

As of December 31, 2025, the Company has available research and development expenditure credits for income tax purposes of approximately $11,407,000, which may be carried forward without expiration to reduce future taxable income.

As of December 31, 2025, the Company has non-capital income tax loss carry-forwards of approximately $131,360,190 available to reduce future income for income tax purposes. The income tax loss carry-forwards have expiry dates between the years 2026 and 2046.

As of December 31, 2025, the Company has approximately $2,553,000 of non-refundable investment tax credits available to offset future income taxes. The non-refundable investment tax credits have expiry dates between 2025 and 2035.

A reconciliation of the combined federal and provincial statutory income tax rate applied to the net (loss) income for the year to the income tax recovery as of December 31 is as follows:

	Year Ended December 31,
	2025
	Amount ($)	Percent (%)
Canadian federal statutory income tax rate	(5,960,583)	15.0%
Provincial taxes (Ontario)	—	11.5
Non-deductible expenses	127,981	(0.3)
Share issue costs recorded, net of equity	(372,011)	0.9
Change in valuation allowance	6,027,731	(26.8)
Return to provision adjustments	15,444	(0.1)
Other	161,438	(0.3)
Effective Tax Rate	—	—

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

The accounting policies of the life science segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the life science segment based on net (loss) income, which is reported on the income statement as consolidated net loss (income). The measure of segment assets is reported on the balance sheet as total consolidated assets.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval.

As such, the CODM uses cash forecast models in deciding how to invest into the life science segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss (income) is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025, and 2024:

	Years Ended December 31,
	2025	2024
Operating Expenses:
PMN310 development program costs	$30,226,059	$8,275,268
Other non-employee research and development costs	885,907	772,501
Employee costs	5,051,277	3,336,580
Other general and administrative costs	4,004,065	4,443,129
Net Operating Loss:	$40,167,308	$16,827,478
Other segment items(a)	(448,161)	(19,606,351)
Net Loss (Income):	$39,719,147	$(2,778,873)

Reconciliation of Profit or Loss
Adjustments and reconciling items	—	—
Consolidated Net Loss (Income):	$39,719,147	$(2,778,873)

(a)Other segment items included in segment loss include changes in warrant liability, interest income, and interest expense

11.RELATED PARTY TRANSACTIONS

UBC Collaborative Research Agreement

In April 2016, the Company entered into a collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In January 2022, the UBC CRA was amended to extend the project for an additional three years, and in December 2024, for an additional 1 year. Aggregate funding under the agreement was increased to a total of C$5,830,000 through February 2026. During the years ended December 31, 2025 and 2024, the Company made cash payments of $428,860 and $587,000, respectively, and incurred costs of $573,187 and $584,226, respectively, which are included in research and development expenses in the accompanying consolidated statements of operations.

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

In connection with his appointment, Mr. Warma was also granted (i) an option to purchase 45,765 of the Company’s common shares (the “Initial Award”) and (ii) an option to purchase 19,614 of the Company’s common shares (the “Performance Award”). Per the Company’s 2015 Stock Option Plan, the exercise price of each of the Initial Award and the Performance Award is $28.75 per share, the 5-day volume-weighted average price (“VWAP”) as of October 8, 2024. The Initial Award is 25% vested upon grant with the remaining shares vesting ratably over thirty-six months.  The Performance Award shall vest 25% on the date that the 10-day VWAP of the Company’s common shares on the Nasdaq Capital Market exceeds three times the exercise price, with the remainder vesting ratably over the following thirty-six months.  Refer to Note 8, Share-Based Compensation, for further discussion on the Performance Award.

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

Milestone and royalty related amounts that may come due under various agreements are dependent on, among other factors, preclinical safety and efficacy, clinical trials, regulatory approvals and, ultimately, the successful development and commercial launch of a new drug, the outcomes and timings of which are uncertain. Amounts due per the various agreements for milestone payments will accrue once the occurrence of a milestone is likely. Amounts due as royalty payments will accrue as commercial revenues from the product are earned. Through December 31, 2025, no events have occurred that require accrual of any milestone or royalty related amounts.

UBC and the Vancouver Coastal Health Authority Agreement

In April 2016, the Company entered into a three-year, CRA with the UBC and the Vancouver Coastal Health Authority. The agreement was amended various times through November 2021. Refer to Note 11 Related Party Transactions.

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement. The Company made annual license payments of C$25,000 during each of the years ended December 31, 2025 and 2024. Through December 31, 2025 no accruals for royalty payments have been made.

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

Basic net earnings per share applicable to common stockholders is calculated by dividing net earnings applicable to common shareholders by the weighted average shares outstanding during the period, without consideration for common share equivalents. Diluted net earnings per share applicable to common shareholders is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the calculation of dilutive net (loss) income per share applicable to common shareholders, stock options, and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net (loss) income per share applicable to common shareholders when their effect would be anti-dilutive or would not add additional Common Shares to the denominator of the calculation due to being out-of-the-money.

As of December 31, 2025 and 2024, respectively, 74,673 and 86,481 Pre-Funded Warrants to purchase common shares for little to no consideration, issued in connection with the August 2023 Private Placement and July 2024 Private Placement (see Note 6), were included in the basic and diluted net (loss) income per share calculation. The following table sets forth the computation of basic and diluted net loss (income) per share attributable to common shareholders:

	Years Ended December 31,
	2025	2024
Numerator:
Net (loss) income	$(39,719,147)	$2,778,873
Denominator:
Weighted-average shares outstanding used in computing net (loss) income per share attributable to common shareholders, basic and diluted	1,756,844	1,036,799
Effect of potentially dilutive securities:
Warrants	—	20,882
Stock options	—	789
Diluted weighted-average common shares outstanding	1,756,844	1,058,469

Net (loss) income per share attributable to common shareholders, basic and diluted	$(22.61)	$2.68
Diluted net (loss) income per share attributable to common shareholders	$(22.61)	$2.63

The following outstanding potentially dilutive common shares equivalents were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Year Ended
	December 31,
	2025	2024
Options issued and outstanding under stock option plan	180,827	142,978
Warrants	2,564,332	2,199,175
Deferred share units	42	42
Total	2,745,201	2,342,195

14.SUBSEQUENT EVENTS

On January 29, 2026, the Company completed a private placement  for aggregate gross proceeds of  $75.5 million to sell an aggregate of (i) 6,815,296 Common Shares, (ii) Common Share purchase warrants (“Common Share

Warrants”) to purchase 6,915,296 Common Shares, (iii) Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase 100,000 Common Shares (collectively the “January 2026 PIPE”). 6,090,075 Common Shares and 6,090,075 Common Share Warrants were sold at a price of $10.77 for one Common Share and one Common Share Warrant. 100,000 Pre-Funded Warrants and 100,000 Common Share Warrants were sold at a price of $10.77 for one Pre-Funded Warrant and one Common Share Warrant, less an exercise price of $0.0001 per Pre-Funded Warrant. 725,221 Common Shares and 725,221 Common Share Warrants were sold to certain of our directors and management at a price of $12.13 for one Common Share and one Common Share Warrant.

The Common Share Warrants have an exercise price of $14.40, are exercisable immediately and will expire upon the earlier of (i) within 60 days of the Milestone Event (as defined below) or (ii) February 3, 2031. The Pre-Funded Warrants have an exercise price of $0.0001 per Pre-Funded Warrant, are immediately exercisable and will expire when exercised in full. For purposes of the foregoing, the “Milestone Event” means the public announcement via press release or the filing of a Current Report on Form 8-K of topline data from the cohorts treated with multiple ascending doses of PMN310. Fees and other expenses are currently not estimable by the Company, as they are still being determined.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure0

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Remediation of Previously Identified Material Weakness

As previously disclosed in our 2024 Annual Report on Form 10-K, management identified a material weakness in the Company’s internal control over financial reporting related to the fair value calculations related to certain financial instruments, specifically the calculation over the fair value of the July 2024 PIPE Warrant Liability. the Company did not design and maintain effective controls over the review of certain fair value calculations, which could have resulted in a material misstatement of the Company’s financial statements that would not have been prevented or detected on a timely basis.

Remediation of Material Weakness

To address the material weakness described above, the Company implemented a number of measures to remediate the material weakness, including enhancing review controls over the calculation of the fair value of its financial instruments, engaging qualified third-party specialists to assist in the valuation when necessary and improving the documentation and review of management’s accounting analyses.

These remediation measures were implemented and have been in operation for a sufficient period of time during the year ended December 31, 2025. Management has performed testing of the design and operation of these controls and based on the results of such testing concluded that the controls are operating effectively.

Accordingly, management concluded that the material weakness described above has been remediated as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the twelve months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the twelve months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be contained in our 2026 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated in this report by reference.

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

Item 11. Executive Compensation

The information required by this item will be contained in our 2026 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2026 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2026 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated in this report by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this item will be contained in our 2026 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated in this report by reference.

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

3.1.6

Certificate of Amendment to the Articles dated November 28, 2025. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2025).

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

4.2	Form of PIPE Warrant. (incorporated herein by reference to Exhibit 4.2 to ProMIS’ Current Report on Form 8-K filed October 17, 2022).
4.3	Form of Placement Agent Warrant. (incorporated herein by reference to Exhibit 4.3 to ProMIS’ Current Report on Form 8-K filed October 17, 2022).
4.4*	Description of the Registrant’s Securities
4.5	Form of Warrant. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2023).
4.6	Form of Pre-Funded Warrant. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2023).
4.7	Form of Pre-Funded Warrant. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2024).
4.8	Form of Tranche A Warrant. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2024).
4.9	Form of Tranche B Warrant. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2024).
4.10	Form of Tranche C Warrant. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2024).
4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2025).
4.12	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2025).
4.13	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2025).
4.14	Form of Common Share Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 30, 2026).
4.15	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed January 30, 2026).
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
10.63

Amendment No. 6 dated December 2, 2024 to the Collaborative Research Agreement by and between the University of British Columbia and Provincial Health Services Authority (on behalf of Children’s & Women’s Health Centre of British Columbia Branch, a public hospital) and ProMIS Neurosciences Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on May 12, 2025)

10.64

Employment agreement by and between ProMIS Neurosciences Inc. and Larry Altstiel. Effective March 1, 2025 (incorporated herein by reference to Exhibit 10.47 to ProMIS’ Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025).

10.65

Separation agreement by and between ProMIS Neurosciences Inc. and Gavin Malenfant. Effective February 14, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on May 12, 2025).

10.66

ProMIS Neuroscience Inc. 2025 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2025).

10.67	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2025).
10.68	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2025).
10.69

Amended and Restated Employment Agreement with Neil Cashman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 30, 2025).

10.70

Amended and Restated Employment Agreement with Johanne Kaplan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2025).

10.71	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2025).
10.72	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2025).
10.73	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2026).
10.74	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2026).
10.75*

Amendment No. 7 dated February 12, 2026 to the Collaborative Research Agreement by and between the University of British Columbia and Provincial Health Services Authority (on behalf of Children’s & Women’s Health Centre of British Columbia Branch, a public hospital) and ProMIS Neurosciences Inc.

16.1

Letter from PricewaterhouseCoopers LLP dated July 28, 2022 to the Securities and Exchange Commission regarding change in certifying accountant. (incorporated herein by reference to Exhibit 16.1 to ProMIS’ Current Report on Form 8-K filed July 29, 2022).

19.1

Insider trading policy adopted March 27, 2025 (incorporated herein by reference to Exhibit 19.1 to ProMIS’ Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2026.

PROMIS NEUROSCIENCES INC.

By:	/s/ Neil Warma
Neil Warma
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 2026 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Neil Warma	Chief Executive Officer and Director
Neil Warma	(Principal Executive Officer)

/s/ Daniel Geffken	Chief Financial Officer
Daniel Geffken	(Principal Financial Officer)

/s/ Max Milbury	Vice President, Finance
Max Milbury	(Principal Accounting Officer)

/s/ Eugene Williams	Director
Eugene Williams

/s/ Neil Cashman	Chief Science Officer and Director
Neil Cashman

/s/ Patrick Kirwin	Director
Patrick Kirwin

/s/ Joshua Mandel-Brehm	Director
Joshua Mandel-Brehm

/s/ Maggie Shafmaster	Director
Maggie Shafmaster

/s/ William Wyman	Director
William Wyman
/s/ Slanix Paul Alex	Director
Slanix Paul Alex