Form 10-Q
period 2026-03-31
ProMIS Neurosciences Inc.
filed 2026-05-12
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the registrant had 8,967,693 Common Shares outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

●	the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing or collaboration agreements;
●	tax positions and contingencies; research and development costs; compensation and other selling, general and administrative expense;
●	foreign currency exchange risk;
●	estimated fair value of assets and liabilities; and impairment assessments;
●	the potential impact of increased competition in the markets in which we compete;
●	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
●	our plans and investments in our portfolio as well as implementation of our corporate strategy;
●	the risk that we will maintain enough liquidity to execute our business plan;
●	our expected use of proceeds from sales of our common shares or common share equivalents in offerings or “at-the-market” offerings and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
●	the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions;
●	the expectations, development plans and anticipated timelines, including costs and timing of clinical trials, filings and approvals, of our products candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline product candidates, if approved;
●	the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;
●	our ability to finance our operations and business initiatives and obtain funding for such activities;
●	the direct and indirect impact of health crises on our business and operations, including expenses, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;
●	the impact of global financial, economic, political and health events, such as rising inflation, market volatility, fluctuating interest rates, capital markets disruptions, legislative action, possible government shutdowns, and international tariffs;

●	the potential impact of healthcare reform in the United States and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product candidates, if approved;
●	the impact of the continued uncertainty of the credit and economic conditions in certain countries and our collection of accounts receivable in such countries;
●	the risk that we become characterized as a passive foreign investment company;
●	our ability to prevent and successfully remediate any significant deficiencies or material weaknesses in internal controls over financial reporting;
●	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
●	the impact of new laws (including tax and tariff policies), executive orders, regulatory requirements, judicial decisions and accounting standards.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates and intentions expressed in such forward-looking statements. Risks, uncertainties and other factors which may cause the actual results, performance or achievements of ProMIS Neurosciences Inc. (the “Company”), as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include, but are not limited to, the risks described under the heading “Risk Factors Summary” and in Item 1A—“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 25, 2026 (the “Form 10-K”) as well as the risks described in Item 1A—“Risk Factors” in subsequently filed Quarterly Reports on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Balance Sheets

(expressed in US dollars, except share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash	$63,814,345	$6,116,556
Short-term investments	33,753	33,753
Prepaid expenses and other current assets	1,764,594	3,032,112
Total current assets	65,612,692	9,182,421
Prepaid expenses, long-term	1,798,879	—
Total assets	$67,411,571	$9,182,421
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,716,823	$2,543,415
Accrued liabilities	4,897,796	7,868,416
Total current liabilities	6,614,619	10,411,831
Share-based compensation liability	79,380	29,182
Total liabilities	6,693,999	10,441,013

Shareholders' equity:
Common Shares, no par value, unlimited shares authorized, 8,967,693 and 2,152,397 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	199,739,348	129,518,812
Accumulated other comprehensive loss	(371,184)	(371,184)
Accumulated deficit	(138,650,592)	(130,406,220)
Total shareholders' equity	60,717,572	(1,258,592)
Total liabilities and shareholders' equity	$67,411,571	$9,182,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Operations

(expressed in US dollars, except share amounts)

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Operating expenses:
Research and development	$6,971,005	$5,464,250
General and administrative	1,673,890	1,995,845
Total operating expenses	8,644,895	7,460,095
Loss from operations	(8,644,895)	(7,460,095)

Other income	400,523	112,192

Net loss	$(8,244,372)	$(7,347,903)

Net loss per share, basic and diluted	$(1.26)	$(5.27)

Weighted-average outstanding Common Shares, basic and diluted	6,527,779	1,394,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(expressed in US dollars, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2025	1,307,568	$—	$107,546,433	$(371,184)	$(90,687,073)	$16,488,176
Share-based compensation expense	—	—	245,295	—	—	245,295
Re-measurement of liability-classified CAD stock options as of March 31, 2025	—	—	86,163	—	—	86,163
Net loss	—	—	—	—	(7,347,903)	(7,347,903)
Balance, March 31, 2025	1,307,568	$—	$107,877,891	$(371,184)	$(98,034,976)	$9,471,731

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2026	2,152,397	$—	$129,518,812	$(371,184)	$(130,406,220)	$(1,258,592)
Share-based compensation expense	—	—	189,425	—	—	189,425
Proceeds from issuance of Common Shares, pre-funded warrants, and warrants from January 29, 2026 PIPE, net of issuance costs	6,815,296	—	70,081,309	—	—	70,081,309
Re-measurement of liability-classified CAD stock options as of March 31, 2026	—	—	(50,198)	—	—	(50,198)
Net loss	—	—	—	—	(8,244,372)	(8,244,372)
Balance, March 31, 2026	8,967,693	$—	$199,739,348	$(371,184)	$(138,650,592)	$60,717,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(expressed in US dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(8,244,372)	$(7,347,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	189,425	245,295
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(531,362)	337,919
Accounts payable	(826,591)	(537,301)
Accrued liabilities	(2,970,620)	2,375,124
Net cash used in operating activities	(12,383,520)	(4,926,866)

Cash flows from financing activities
Proceeds from issuance of Common Shares, pre-funded warrants, and common warrants from January 29, 2026 PIPE, net of issuance costs	70,081,309	—
Net cash provided by financing activities	70,081,309	—

Net increase (decrease) in cash	57,697,789	(4,926,866)

Cash at beginning of period	6,116,556	13,291,167
Cash at end of period	$63,814,345	$8,364,301

Noncash financing activities
Increase (decrease) in share-based compensation liability on CAD denominated share options (decreasing) increasing additional paid-in-capital	$50,198	$(86,163)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(expressed in US dollars, except share and per share amounts)

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Business Description

ProMIS Neurosciences Inc. (the “Company” or “ProMIS”) is applying its patented technology platform to build a portfolio of antibody therapies, therapeutic vaccines, and other antibody-based therapies in neurodegenerative diseases and other protein-misfolding diseases, with a focus on Alzheimer’s disease (AD), multiple system atrophy (MSA), and amyotrophic lateral sclerosis (ALS). The Company believes these diseases share a common biologic cause — misfolded versions of proteins, that otherwise perform a normal function, become toxic and kill neurons, resulting in disease. ProMIS’ technology platform enables drug discovery through a combination of protein biology, physics and supercomputing. ProMIS believes this platform provides a potential advantage in selectively targeting the toxic misfolded proteins with therapeutics or detecting them with diagnostics.

The Company is developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins. The Company's product candidates are PMN310, PMN267, and PMN442. The lead product candidate is PMN310, a monoclonal antibody designed to treat AD by selectively targeting toxic, misfolded oligomers of amyloid-beta. PMN267 is the second lead product candidate targeting ALS. It has been shown in preclinical studies to selectively recognize misfolded, cytoplasmic TDP-43 aggregates without interacting with normal TDP-43. Misfolded TDP-43 is believed to play an important role in the development of ALS. In light of research suggesting that misfolded toxic a-syn is a primary driver of disease in synucleinopathies such as MSA and Parkinson’s disease, the third lead product candidate, PMN442, has shown robust binding to pathogenic a-syn oligomers and seeding fibrils in preclinical studies, with negligible binding to a-syn monomers and physiologic tetramers which are required for normal neuronal function.

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (“OBCA”) (“Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. The Company is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (U.S.) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of March 31, 2026, ProMIS USA has had no material activity and has no material financial impact on the Company’s consolidated financial statements.

Liquidity Risk

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues from its activities. The Company had a net loss of $8.2 million for the three months ended March 31, 2026, an accumulated deficit of $138.7 million as of March 31, 2026, and negative cash flows from operations of $12.4 million. In January 2026, the Company received net proceeds of $70.1 million from the sale of Common Shares, Common Share warrants, and pre-funded warrants to purchase Common Shares to external investors and certain of the Company’s directors and management in a private placement (“January 2026 PIPE”). Refer to additional discussion in Note 6.

Based on the Company’s current operating plan, the Company expects that its existing cash and short-term investments will be sufficient to fund the Company’s operating expenses and capital expenditure requirements through 2027. The Company based this estimate on assumptions that may prove to be wrong, and the Company could exhaust its available capital resources sooner than it expects, including based on its decision to initiate other clinical trials or programs.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025, which are included with the Company’s Annual Report on Form 10-K and related amendments filed with the United States Securities Exchange Commission (“SEC”). Furthermore, the Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the years ended December 31, 2025 and 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC. Since the date of those audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations, and cash flows. The December 31, 2025 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,753	$—	$—	$33,753
Total assets measured at fair value	$33,753	$—	$—	$33,753
Liabilities:
Share-based compensation liability	$—	$—	$79,380	$79,380
Total liabilities measured at fair value	$—	$—	$79,380	$79,380

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,753	$—	$—	$33,753
Total assets measured at fair value	$33,753	$—	$—	$33,753
Liabilities:
Share-based compensation liability	$—	$—	$29,182	$29,182
Total liabilities measured at fair value	$—	$—	$29,182	$29,182

No transfers between levels have occurred in either reporting period presented. Refer to Note 8 for disclosures related to the share-based compensation liability.

4.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2026	2025
Upfront research payments	$1,269,780	$2,625,049
Accrued interest and other receivables	238,329	36,522
Insurance	148,750	238,000
License fees	90,225	62,059
Deferred financing costs	—	32,332
Other	17,510	38,150
Total prepaid expenses and other current assets	$1,764,594	$3,032,112

As of March 31, 2026 and December 31, 2025, the Company had $1,798,879 and $0, respectively, of prepaid expenses, long-term related to upfront research payments which were not expected to be recognized within 12 months of the period end date.

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
	2026	2025
Legal	$122,379	$88,411
Accounting	107,858	159,900
Research and development	4,567,719	7,460,614
Severance	—	79,748
Other	99,840	79,743
Accrued liabilities	$4,897,796	$7,868,416

6.	EQUITY

The Company has authorized an unlimited number of both Common and Preferred Shares. As of March 31, 2026 and December 31, 2025, the Company had 8,967,693 and 2,152,397 issued and outstanding Common Shares, respectively. The Common Shares have no par value.

Common Shares reserved for future issuance consists of the following:

March 31,
2026
Warrants	9,340,131
Options issued and outstanding under stock option plan	181,779
Deferred Share Units granted	42
Common Shares available for grant under stock option plan	186,510
Total Common Shares reserved for future issuance	9,708,463

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

January 2026 PIPE

On January 29, 2026, the Company completed a private placement for aggregate gross proceeds of $75.5 million, before deducting $5.4 million in fees, to sell an aggregate of (i) 6,815,296 Common Shares, (ii) Common Share purchase warrants (“Common Share Warrants”) to purchase 6,915,296 Common Shares, (iii) Pre-Funded Warrants (“Pre-Funded Warrants”)

to purchase 100,000 Common Shares (collectively the “January 2026 PIPE”). 6,090,075 Common Shares and 6,090,075 Common Share Warrants were sold at a price of $10.77 for one Common Share and one Common Share Warrant. 100,000 Pre-Funded Warrants and 100,000 Common Share Warrants were sold at a price of $10.77 for one Pre-Funded Warrant and one Common Share Warrant, less an exercise price of $0.0001 per Pre-Funded Warrant. 725,221 Common Shares and 725,221 Common Share Warrants were sold to certain of our directors and management at a price of $12.13 for one Common Share and one Common Share Warrant.

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

The Company determined the Common Share Warrants and Pre-Funded Warrants met the permanent equity criteria classification because they are a freestanding financial instrument, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, the Common Share Warrants and Pre-Funded Warrants do not provide any guarantee of value or return.

At-the-Market Offerings (ATM)

In September 2023, the Company filed a shelf registration statement with the SEC. In conjunction with the shelf registration, the Company entered into an ATM agreement in January 2024 (the “2024 ATM Agreement”) to offer up to $25.0 million of the Company’s Common Shares. The 2024 ATM Agreement was terminated in July 2025 and no shares were sold in 2025 prior to the termination.

In August 2025, the Company filed a shelf registration statement with the SEC. In conjunction with the shelf registration, the Company entered into an ATM Agreement with H.C. Wainwright & Co., LLC (the “2025 ATM Agreement”) on August 26, 2025 to offer up to $18.0 million of its Common Shares. During the year ended December 31, 2025, the Company sold 40,795 Common Shares for net proceeds of $708,468 after deducting sales commissions pursuant to the 2025 ATM Agreement. In March 2026, the Company filed a new shelf registration statement with the SEC and filed a corresponding prospectus supplement, whereby the Company may offer up to $50.0 million of its Common Shares under the 2025 ATM Agreement. No shares were sold under the 2025 ATM Agreement during the three months ended March 31, 2026.

7.	WARRANTS

As of March 31, 2026, outstanding Common Share warrants and exercise prices related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
US$315.00	20,948	August 2026
US$240.00	5,868	August 2026
US$50.50	314,170	January 2027
US$187.50	13,831	April 2028
US$152.50	2,767	April 2028
US$43.75	449,084	February 2029
US$62.50	314,170	July 2029
US$31.25	1,129,324	July 2030
US$14.40	6,915,296	February 2031
US$0.25	74,673	None
US$0.0001	100,000	None
	9,340,131

There were no warrant exercises in the three months ended March 31, 2026 or 2025. Refer to Note 6 for discussion on the issuance of 6,915,296 Common Share Warrants and 100,000 Pre-Funded Warrants in the January 2026 PIPE. During the three months ended March 31, 2026, 314,170 warrants expired without being exercised.

8.	SHARE-BASED COMPENSATION

2025 Stock Option Plan

At its June 2025 Annual Meeting of Shareholders, the Company’s 2025 Stock Option and Incentive Plan (“2025 Option Plan”) was approved by the shareholders. The 2025 Option Plan replaces the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. No new awards can be issued under the 2015 Option Plan.  The Company reserved 117,868 Common Shares for issuance under the 2025 Option Plan at the time of adoption. As of March 31, 2026 and December 31, 2025, the Company had 186,510 and 80,686 options available for grant under the 2025 Option Plan and 2015 Option Plan, respectively. The Common Shares underlying any awards under the 2025 Option Plan and 2015 Option Plan that are forfeited, canceled, or otherwise terminated (other than by exercise) are added back to the shares available for issuance under the 2025 Option Plan. Share options are granted in either USD or CAD. Upon the change in the Company’s functional currency, effective July 1, 2023, CAD share options previously classified as equity were reclassified as liabilities. All grants following the Company’s change in functional currency are in USD.

Canadian Dollar Share Options

The following table summarizes the C$ share options outstanding under the 2015 Option Plan for the three months ended March 31, 2026. All amounts are denominated in C$, except year and share amounts:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Contractual	Aggregate
	Share	Price Per		Term	Intrinsic
	Options	Share		(years)	Value
Outstanding as of December 31, 2025	15,690		184.00	6.6	—
Expired	(100)		76.50	—	—
Outstanding as of March 31, 2026	15,590	C$	175.55	5.7	—
Vested and exercisable as of March 31, 2026	15,565	C$	175.65	5.7	$—

The aggregate intrinsic value of options outstanding and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares when the exercise price is below fair value.

Upon the change in the Company’s functional currency effective July 1, 2023 C$ share options previously classified as equity were reclassified as liabilities. The C$ options were re-measured as of March 31, 2026 and had a fair value of $79,380.

A summary of share-based compensation liability activity, measured using level 3 fair value inputs, for the period ended March 31, 2026 is as follows:

March 31,
2026
Fair value at December 31, 2025	$29,182
Decrease in additional paid-in-capital due to increase in fair value of share-based compensation liability	50,198
Fair value at March 31, 2026	$79,380

A summary of share-based compensation liability activity, measured using level 3 fair value inputs, for the year ended December 31, 2025 is as follows:

December 31,
2025
Fair value at December 31, 2024	$199,263
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(170,081)
Fair value at December 31, 2025	$29,182

The following table summarizes the weighted average of significant assumptions used to calculate the fair value of C$ share options outstanding and exercisable as of March 31, 2026 and December 31, 2025:

	Period Ended
	March 31,		December 31,
	2026		2025
Weighted average fair value of C$ Options	C$	5.10	C$	2.00
Expected volatility		118.0%		106.4%
Risk-free interest rate		3.94%		3.86%
Expected dividend yield		—%		—%
Expected term (years)		5.7		6.0

Expected volatility is based on historical volatility of the Company’s Common Shares over the expected life of the option, as the Company’s options are not readily tradable.

US Dollar Share Options

The Company began making share option grants denominated in US$ following the Company’s change in functional currency in July 2023. The following table summarizes the US$ share options outstanding under the 2015 Option Plan for the three months ended March 31, 2026. All amounts are denominated in US$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of December 31, 2025	165,137	22.58	9.0	—
Granted	1,600	11.25
Forfeited	(548)	13.07
Outstanding as of March 31, 2026	166,189	22.62	8.8	71,560
Vested and exercisable as of March 31, 2026	54,127	$28.12	8.4	$822

In October 2024, the Company granted its Chief Executive Officer 19,614 options with an exercise price of $28.75, which will begin vesting if and when the Company’s 10-day VWAP of its Common Shares trading on the Nasdaq Capital Market meets or exceeds $86.25. The Company determined the share price requirement to begin vesting represented a market condition and performed a Monte-Carlo simulation to determine the fair value of the award, discounted for the likelihood of achieving the market condition. The resulting fair value of the option award was $383,000, with $41,647 and $41,657 recognized during the three months ended March 31, 2026 and 2025.

DSU Plan

The Company has a Deferred Share Unit plan (“DSU Plan”) for senior officers. Under the DSU Plan, rights to the Company’s Common Shares may be awarded on a deferred payment basis up to a maximum of 667 common share units. Each common share unit will fully vest upon cessation of employment with the Company and then can be redeemed for one common share of the Company by the unitholder. The Company has 42 units outstanding as of March 31, 2026.

Share-based Payment Expense

The following table summarizes total share-based compensation included in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
	2026	2025
Research and development	$50,438	$37,674
General and administrative	138,987	207,621
Total share-based compensation	$189,425	$245,295

As of March 31, 2026, there was $1,085,038 of unrecognized share-based compensation related to US$ options outstanding, which is expected to be recognized over a weighted-average remaining service period of 2.6 years. There was no unrecognized liability for C$ share-based compensation as of March 31, 2026.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the periods ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Operating Expenses:
PMN310 development program costs	$6,264,112	$4,726,341
Other non-employee research and development costs	192,713	277,915
Employee costs	1,113,763	1,443,067
Other general and administrative costs	1,074,308	1,012,772
Net Operating Loss:	$8,644,895	$7,460,095
Other income	(400,523)	(112,192)
Net Loss:	$8,244,372	$7,347,903

Reconciliation of Loss
Adjustments and reconciling items	—	—
Consolidated Net Loss:	$8,244,372	$7,347,903

10.	RELATED PARTY TRANSACTIONS

UBC Collaborative Research Agreement

In April 2016, the Company entered into a collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at the UBC. In January 2022, the UBC CRA was amended to extend the project for an additional three years, in December 2024, for an additional 1 year, and in February 2026, for an additional one year. Aggregate funding under the agreement was increased to a total of C$5,830,000 through February 2027. During the three months ended March 31, 2026 and 2025, the Company made cash payments of $292,920 and $139,440 and incurred costs of $148,300 and $139,147 respectively, which are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Milestone and royalty related amounts that may come due under various agreements are dependent on, among other factors, preclinical safety and efficacy, clinical trials, regulatory approvals and, ultimately, the successful development and commercial launch of a new drug, the outcomes and timings of which are uncertain. Amounts due per the various agreements for milestone payments will accrue once the occurrence of a milestone is likely. Amounts due as royalty payments will accrue as commercial revenues from the product are earned. Through March 31, 2026, no events have occurred that require accrual of any milestone or royalty related amounts.

UBC and the Vancouver Coastal Health Authority Agreement

In April 2016, the Company entered into a three-year, CRA with the UBC and the Vancouver Coastal Health Authority. The agreement was amended various times through January 2022, extending the agreement through February 2027. Refer to Note 10 Related Party Transactions.

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement.  The Company made annual license payments of C$25,000 during the three months ended March 31, 2026 and 2025. Through March 31, 2026, no accruals for royalty payments have been made.

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

As of March 31, 2026 and 2025, 174,673 and 23,788 outstanding Pre-Funded Warrants to purchase common shares for little to no consideration were included in the basic and diluted net loss per share calculation, respectively. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(8,244,372)	$(7,347,903)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	6,527,779	1,394,048

Net loss per share attributable to common shareholders, basic and diluted	$(1.26)	$(5.27)

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended
	March 31,
	2026	2025
Options issued and outstanding under stock option plan	181,779	142,634
Warrants	9,240,131	2,199,175
Deferred share units	42	42
Total	9,421,952	2,341,852

13.	SUBSEQUENT EVENTS

The Company did not identify any subsequent events through May 12, 2026, the date these unaudited condensed consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of May 12, 2026 for the three months ended March 31, 2026 and 2025 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 and 2024 included in the Company’s Annual Report on Form 10-K and the unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 included in this Quarterly Report on Form 10-Q (collectively, the “Financial Statements”), which have been prepared by management in accordance with GAAP as issued by the FASB. All dollar amounts refer to United States dollars, except as stated otherwise.

Overview

We are applying our patented technology platform to build a portfolio of antibody therapies, therapeutic vaccines, and other antibody-based therapies in neurodegenerative diseases and other protein-misfolding diseases, with a focus on Alzheimer’s disease (AD), multiple system atrophy (MSA), and amyotrophic lateral sclerosis (ALS). We believe these diseases share a common biologic cause — misfolded versions of proteins, that otherwise perform a normal function, becoming toxic and killing neurons, resulting in disease. Our technology platform enables drug discovery through a combination of protein biology, physics and supercomputing. We believe this platform provides a potential advantage in selectively targeting the toxic misfolded proteins with therapeutics or detecting them with diagnostics.

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

We were incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, we continued our existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (“OBCA”) (“Continuance”). The Continuance was approved by our shareholders at our 2023 Annual Meeting of Shareholders held on June 29, 2023. We are located at 1920 Yonge Street, Toronto, Ontario. Our Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. We have a wholly-owned U.S. subsidiary, ProMIS Neurosciences (U.S.) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of March 31, 2026, ProMIS USA has had no material activity and has no material financial impact on the Company’s consolidated financial statements.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates and any future product candidates. We had an operating loss of $8.6 million and $7.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $138.7 million. We had negative cash flows from operations of $10.6 million for the three months ended March 31, 2026.

In January 2026, we received net proceeds of $70.1 million, from the sale of Common Shares, Common Share warrants, and pre-funded warrants to purchase Common Shares to external investors and certain of our directors and management in a private placement. Refer to additional discussion in Note 6. Based on our current operating plan, we expect that our existing cash, including the proceeds from January 2026, will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.

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

To date, PMN310 has demonstrated a generally favorable safety profile, with limited patient discontinuations and no treatment-related serious adverse events (SAEs) reported during the trial. Based on current clinical trial patient visit schedules, we expect to complete the six-month assessments in the second quarter of 2026, with the blinded interim analysis anticipated in early third quarter 2026. Completion of all patient visits is expected in the fourth quarter of 2026, with top-line data anticipated in early 2027 following database lock and statistical analysis.

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

Expenditures for PMN310 in the three months ended March 31, 2026 were approximately $6.3 million, not including allocations of senior management time.

ALS Portfolio, including TAR-DNA binding protein 43 (TDP-43) – PMN267

PMN267 has been humanized in a human IgG1 framework for IND-enabling studies to support the systemic, extracellular administration form. Development of the intrabody form would involve collaboration with a partner with expertise in viral vectorization.

Synucleinopathies (PD, MSA, DLB) – PMN442

ProMIS has selected a novel monoclonal antibody (PMN442) as a lead candidate for Dementia with Lewy bodies and other synucleinopathies based on its selective binding and protective activity against pathogenic forms of alpha-synuclein. PMN442 has been humanized in a human IgG1 framework for advancement to IND-enabling studies.

Other key projects

We continue to progress with other key projects, in addition to our top priorities PMN310, PMN267, and PMN442. With respect to the amyloid vaccine program, mouse studies have provided data guiding the development of an AD vaccine against toxic Aβ oligomers leading to the selection of a lead candidate, PMN311, consisting of a dominant conformational peptide epitope conjugated to a carrier protein in formulation with an adjuvant. Mouse vaccination studies with a-syn vaccine candidates utilizing our peptide antigens to target pathogenic a-syn enabled the selection of our lead vaccine candidate, PMN400, against multiple synucleinopathies including MSA, Parkinson’s disease and Lewy body dementia.  Assessment of the protective activity of the vaccine in mouse models of synucleinopathies is ongoing. Similarly, a vaccine candidate comprising a misfolded TDP-43 epitope (PMN260) has shown robust immunogenicity in mouse vaccination studies.

Our proprietary technology, EpiSelectTM, employs computational algorithmic prediction of protein misfolding to identify disease-specific epitopes (DSEs) to which selective antibodies can be raised.  An effort is underway to update the algorithms with machine learning capabilities to accelerate our ability to identify and patent DSEs and antibodies, across neurodegenerative diseases as well as other therapeutic areas.

Recent Corporate Highlights

●	In February 2026, we closed a private placement led by distinguished biotechnology investors for gross up-front proceeds of $75.5 million.
●	Presentation and participation at Bloom Burton & CO Healthcare Investor Conference by Neil Warma, CEO
●	Two platform oral presentations at Alzheimer’s Disease/Parkinson’s Disease (AD/PD) 2026 International Conference
o	Rational Design of a Vaccine Against TDP-43 Proteinopathies Using a Pathogenic Epitope of Misfolded TDP-43 by Dr. Neil Cashman, CSO
o	Vaccination with Conformational Epitopes Derived from Computational Modeling Elicits Active Antibody Response Selective for Toxic Alpha-Synuclein Species by Dr. Johanne Kaplan, CDO
●	Abstract accepted for poster presentation at the 2026 Alzheimer’s Association International Conference (AAIC): Activity and clinical progress of PMN310 designed to selectively target toxic Ab oligomers for greater potency in Alzheimer’s disease.

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

Three Months Ended March 31, 2026 and 2025

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses
Research and development	$6,971,005	$5,464,250	$1,506,755
General and administrative	1,673,890	1,995,845	(321,955)
Total operating expenses	8,644,895	7,460,095	1,184,800
Loss from operations	(8,644,895)	(7,460,095)	(1,184,800)
Other income	400,523	112,192	288,331
Net loss	$(8,244,372)	$(7,347,903)	$(896,469)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
Direct research and development expenses by program:
PMN310	$6,264,112	$4,726,341	$1,537,771
Platform and other programs	174,275	150,278	23,997
Indirect research and development expenses:
Employee salaries and benefits	463,742	422,320	41,422
Share-based compensation	50,438	37,674	12,764
Consulting expense	13,116	111,132	(98,016)
Other operating costs	5,322	16,505	(11,183)
Total research and development expenses	$6,971,005	$5,464,250	$1,506,755

Research and development expenses increased by $1.5 million, or 28%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was due to increased activity in the ongoing PMN310 phase 1b trial in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Consulting expense decreased by $0.1 million.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
Employee salaries and benefits	$460,596	$775,452	$(314,856)
Share-based compensation	138,987	207,621	(68,634)
Professional and consulting fees	850,263	833,389	16,874
Patent expense	101,460	50,199	51,261
Facility-related and other	122,584	129,184	(6,600)
Total general and administrative expenses	$1,673,890	$1,995,845	$(321,955)

General and administrative expenses decreased by $0.3 million, or 16%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Employee salaries and benefits decreased by $0.3 million due to the recognition of $0.5 million in severance costs during the three months ended March 31, 2025, offset by additional employees in the three months ended March 31, 2026. Share-based compensation expense decreased by $0.1 million, offset by a $0.1 million increase in patent expense.

Other Income (Expense)

Other income increased by $0.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to higher interest income from higher cash balances.

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

We incurred a net loss of $8.2 million for the three months ended March 31, 2026, reported an accumulated deficit of $138.7 million as of March 31, 2026, and had negative cash flows from operations of $12.4 million for the three months ended March 31, 2026. In January 2026, we received net proceeds of $70.1 million from the sale of Common Shares, Common Share warrants, and pre-funded warrants to purchase Common Shares to external investors and certain of our directors and management in a private placement. Refer to additional discussion in Note 6. Based on our current operating plan, we expect that our existing cash, including the proceeds from January 2026, will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
Net cash used in operating activities	$(12,383,520)	$(4,926,866)	$(7,456,654)
Net cash provided by financing activities	70,081,309	—	70,081,309
Net increase (decrease) in cash	$57,697,789	$(4,926,866)	$62,624,655

Cash Flows from Operating Activities

Cash used in operating activities was $12.4 million for the three months ended March 31, 2026, which consisted of a net loss of $8.2 million, decreased by share-based compensation of $0.2 million, and a net change of $4.3 million in our operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a decrease of $3.0 million of accrued liabilities, a decrease of $0.8 million of accounts payable and an increase of $0.5 million of prepaid expenses and other assets.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $70.1 million for the three months ended March 31, 2026, which consisted of net proceeds from the January 2026 PIPE.

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

There have been no material changes to our critical accounting estimates since December 31, 2025.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Share Equivalents as of March 31, 2026 was as follows:

Number of
Common Shares
and Common Share
Equivalents
Common Shares	8,967,693
Options issued and outstanding under stock option plan	181,779
Warrants	9,340,131
Deferred share units	42
Total - March 31, 2026	18,489,645

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2025 and three months ended March 31, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk

Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K, as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K as filed with the SEC and such subsequently filed Quarterly Report.

We have incurred losses since inception and we anticipate that we will incur continued losses for the foreseeable future. We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, conduct existing and initiate new clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We had working capital of approximately $59.0 million as of March 31, 2026. We will require substantial additional funds for further research and development, current and planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products.

Our ability to raise additional financing and maintain operations in the future could be at substantial risk and there can be no assurance that additional funding or partnerships will be available on acceptable terms, if at all, that would foster successful commercialization of our products. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We may attempt to raise additional funds for these purposes through public or private equity or debt financing, use of “at the market” offerings, collaborations with other biopharmaceutical companies, and/or from other sources.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no officer or director of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

4.1	Form of Common Share Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 30, 2026).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed January 30, 2026).
10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2026).
10.2

Amendment No. 7 dated February 12, 2026 to the Collaborative Research Agreement by and between the University of British Columbia and Provincial Health Services Authority (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2026).

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2026.

PROMIS NEUROSCIENCES INC.

Date: May 12, 2026	By:	/s/ Neil Warma
Neil Warma
Chief Executive Officer
(principal executive officer)

Date: May 12, 2026	By:	/s/ Daniel Geffken
Daniel Geffken
Chief Financial Officer
(principal financial officer)