Form 10-Q
period 2026-06-30
ProMIS Neurosciences Inc.
filed 2026-08-13
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, the registrant had 8,967,693 Common Shares outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Balance Sheets

(expressed in US dollars, except share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash	$53,429,280	$6,116,556
Short-term investments	33,753	33,753
Prepaid expenses and other current assets	3,230,900	3,032,112
Total current assets	56,693,933	9,182,421
Total assets	$56,693,933	$9,182,421
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,793,475	$2,543,415
Accrued liabilities	5,424,269	7,868,416
Total current liabilities	7,217,744	10,411,831
Share-based compensation liability	77,255	29,182
Total liabilities	7,294,999	10,441,013

Shareholders' equity (deficit):
Common Shares, no par value, unlimited shares authorized, 8,967,693 and 2,152,397 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	200,150,367	129,518,812
Accumulated other comprehensive loss	(371,184)	(371,184)
Accumulated deficit	(150,380,249)	(130,406,220)
Total shareholders' equity (deficit)	49,398,934	(1,258,592)
Total liabilities and shareholders' equity (deficit)	$56,693,933	$9,182,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Operations

(expressed in US dollars, except share amounts)

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$9,521,793	$8,749,784	$16,492,799	$14,214,034
General and administrative	2,744,606	1,434,877	4,418,497	3,430,723
Total operating expenses	12,266,399	10,184,661	20,911,296	17,644,757
Loss from operations	(12,266,399)	(10,184,661)	(20,911,296)	(17,644,757)

Other income	536,743	67,632	937,267	179,825

Net loss	$(11,729,656)	$(10,117,029)	$(19,974,029)	$(17,464,932)

Net loss per share, basic and diluted	$(1.28)	$(7.26)	$(2.54)	$(12.53)

Weighted-average outstanding Common Shares, basic and diluted	9,142,366	1,394,048	7,874,562	1,394,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(expressed in US dollars, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, April 1, 2025	1,307,568	$—	$107,877,891	$(371,184)	$(98,034,976)	$9,471,731
Share-based compensation expense	—	—	212,015	—	—	212,015
Re-measurement of liability-classified C$ stock options as of June 30, 2025	—	—	50,705	—	—	50,705
Net loss	—	—	—	—	(10,117,029)	(10,117,029)
Balance, June 30, 2025	1,307,568	$—	$108,140,611	$(371,184)	$(108,152,005)	$(382,578)

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, April 1, 2026	8,967,693	$—	$199,739,348	$(371,184)	$(138,650,593)	$60,717,571
Share-based compensation expense	—	—	408,895	—	—	408,895
Re-measurement of liability-classified C$ stock options as of June 30, 2026	—	—	2,124	—	—	2,124
Net loss	—	—	—	—	(11,729,656)	(11,729,656)
Balance, June 30, 2026	8,967,693	$—	$200,150,367	$(371,184)	$(150,380,249)	$49,398,934

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2025	1,307,568	$—	$107,546,433	$(371,184)	$(90,687,073)	$16,488,176
Share-based compensation expense	—	—	457,310	—	—	457,310
Re-measurement of liability-classified C$ stock options as of June 30, 2025	—	—	136,868	—	—	136,868
Net loss	—	—	—	—	(17,464,932)	(17,464,932)
Balance, June 30, 2025	1,307,568	$—	$108,140,611	$(371,184)	$(108,152,005)	$(382,578)

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2026	2,152,397	$—	$129,518,812	$(371,184)	$(130,406,220)	$(1,258,592)
Share-based compensation expense	—	—	598,319	—	—	598,319
Proceeds from issuance of Common Shares, pre-funded warrants, and warrants from January 29, 2026 PIPE, net of issuance costs	6,815,296	—	70,081,309	—	—	70,081,309
Re-measurement of liability-classified C$ stock options as of June 30, 2026	—	—	(48,073)	—	—	(48,073)
Net loss	—	—	—	—	(19,974,029)	(19,974,029)
Balance, June 30, 2026	8,967,693	$—	$200,150,367	$(371,184)	$(150,380,249)	$49,398,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(expressed in US dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(19,974,029)	$(17,464,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	598,319	457,310
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(231,120)	620,912
Accounts payable	(749,940)	1,042,716
Accrued liabilities	(2,411,815)	6,562,946
Net cash used in operating activities	(22,768,585)	(8,781,048)

Cash flows from financing activities
Proceeds from issuance of Common Shares, pre-funded warrants, and common warrants from January 29, 2026 PIPE, net of issuance costs	70,081,309	—
Net cash provided by financing activities	70,081,309	—

Net increase (decrease) in cash	47,312,724	(8,781,048)

Cash at beginning of period	6,116,556	13,291,167
Cash at end of period	$53,429,280	$4,510,119

Noncash financing activities
Increase (decrease) in share-based compensation liability on C$ denominated share options decreasing (increasing) additional paid-in-capital	$48,073	$(136,868)
Deferred financing costs reclassified to additional paid-in capital upon completion of equity financing	$32,332	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(expressed in US dollars, except share and per share amounts)

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Business Description

ProMIS Neurosciences Inc. (the “Company” or “ProMIS”) is applying its patented technology platform to build a portfolio of antibody therapies, therapeutic vaccines, and other antibody-based therapies in neurodegenerative diseases and other protein-misfolding diseases, with a focus on Alzheimer’s disease (AD), dementia with Lewy bodies (DLB), and amyotrophic lateral sclerosis (ALS). The Company believes these diseases share a common biologic cause — misfolded versions of proteins, that otherwise perform a normal function, become toxic and kill neurons, resulting in disease. ProMIS’ technology platform enables drug discovery through a combination of protein biology, physics and supercomputing. ProMIS believes this platform provides a potential advantage in selectively targeting the toxic misfolded proteins with therapeutics or detecting them with diagnostics.

The Company is developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins. The Company's product candidates are PMN310, PMN267, and PMN442. The lead product candidate is PMN310, a monoclonal antibody designed to treat AD by selectively targeting toxic, misfolded oligomers of amyloid-beta. PMN267 is the second lead product candidate targeting ALS. It has been shown in preclinical studies to selectively recognize misfolded, cytoplasmic TDP-43 aggregates without interacting with normal TDP-43. Misfolded TDP-43 is believed to play an important role in the development of ALS. In light of research suggesting that misfolded toxic alpha-synuclein (a-syn) is a primary driver of disease in synucleinopathies such as DLB and Parkinson’s disease, the third lead product candidate, PMN442, has shown robust binding to pathogenic a-syn oligomers and seeding fibrils in preclinical studies, with negligible binding to a-syn monomers and physiologic tetramers which are required for normal neuronal function.

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (“OBCA”) (“Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. The Company is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (U.S.) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of June 30, 2026, ProMIS USA has had no material activity and has no material financial impact on the Company’s consolidated financial statements.

Liquidity Risk

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues from its activities. The Company had a net loss of $11.7 million and $20.0 million for the three and six months ended June 30, 2026, respectively, an accumulated deficit of $150.4 million as of June 30, 2026, and negative cash flows from operations of $22.8 million for the six months ended June 30, 2026. In January 2026, the Company received net proceeds of $70.1 million from the sale of Common Shares, Common Share warrants, and pre-funded warrants to purchase Common Shares to external investors and certain of the Company’s directors and management in a private placement (“January 2026 PIPE”). Refer to additional discussion in Note 6.

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

Share-based Compensation

Share-based compensation expense related to share awards granted to employees, directors, and non-employees is recognized based on the grant-date estimated fair values of the awards using the Black-Scholes option pricing model (“Black-Scholes”). The value is recognized as expense ratably over the requisite service period, which is generally the vesting term of the award. The Company adjusts the expense for actual forfeitures as they occur. Share-based compensation expense is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided.

For awards with performance conditions, compensation cost is recognized only when it is probable that the performance condition will be achieved. Compensation cost is recognized using the grant-date fair value of the award and is recognized over the requisite service period when achievement of the performance condition becomes probable. If the assessment of probability changes, the cumulative effect of the change is recognized in the period the assessment changes. If the performance condition is ultimately not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed. During the three months ended June 30, 2026, the Company granted share options subject to both performance and service conditions. See Note 8 for further information.

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

Recently Issued Accounting Pronouncements

In 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities, among other items, to disclose in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. ASU 2024-03 becomes effective for the annual period starting on January 1, 2027 and interim periods starting on January 1, 2028. The Company is in the process of analyzing the impact that the adoption of ASU 2024-03 will have on its disclosures.

3.	FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,753	$—	$—	$33,753
Total assets measured at fair value	$33,753	$—	$—	$33,753
Liabilities:
Share-based compensation liability	$—	$—	$77,255	$77,255
Total liabilities measured at fair value	$—	$—	$77,255	$77,255

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,753	$—	$—	$33,753
Total assets measured at fair value	$33,753	$—	$—	$33,753
Liabilities:
Share-based compensation liability	$—	$—	$29,182	$29,182
Total liabilities measured at fair value	$—	$—	$29,182	$29,182

No transfers between levels have occurred in either reporting period presented. Refer to Note 8 for disclosures related to share-based compensation liability.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2026	2025
Upfront research payments	$2,843,468	$2,625,049
Accrued interest and other receivables	215,226	36,522
Insurance	59,500	238,000
License fees	66,281	62,059
Deferred financing costs	—	32,332
Other	46,425	38,150
Total prepaid expenses and other current assets	$3,230,900	$3,032,112

5.	ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

Accrued liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Legal	$52,896	$88,411
Accounting	141,314	159,900
Research and development	4,552,189	7,460,614
Bonus	597,973	—
Severance	—	79,748
Other	79,897	79,743
Accrued liabilities	$5,424,269	$7,868,416

6.	EQUITY

The Company has authorized an unlimited number of both Common and Preferred Shares. As of June 30, 2026 and December 31, 2025, the Company had 8,967,693 and 2,152,397 issued and outstanding Common Shares, respectively. The Common Shares have no par value.

Common Shares reserved for future issuance consists of the following:

June 30,
2026
Warrants	9,340,131
Options issued and outstanding under stock option plan	1,033,489
Deferred Share Units granted	42
Common Shares available for grant under stock option plan and inducement plan	414,814
Total Common Shares reserved for future issuance	10,788,476

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

The Company determined the RD Pre-funded Warrant met the permanent equity criteria classification. The RD Pre-funded Warrant is classified as a component of permanent equity because it is a freestanding financial instrument, is immediately exercisable, does not embody an obligation for the Company to repurchase its shares, and permits the holders to receive a fixed number of common shares upon exercise. In addition, the RD Pre-funded Warrant does not provide any guarantee of value or return.

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

In the July 22, 2025 Discounted Exercise, the Company issued 336,449 Common Shares in exchange for the exercise of 336,449 of the July 2024 PIPE warrants (112,150 each from Tranche A, Tranche B, and Tranche C) for $20.31 per warrant. The Company determined that discounting the exercise price represented a modification of the July 2024 PIPE warrants. In accordance with ASC815 – Derivatives and Hedging (“ASC 815”), the Company accounted for the incremental fair value of the modification as the difference between the pre-modification fair value and the post-modification fair value of the July 2024 PIPE warrants, as calculated using Black-Scholes. The modification date incremental fair value of $930,841 was initially recorded as a deferred financing cost, as the discount was directly attributable to a proposed offering, and was subsequently recognized as an equity issuance cost upon the closing of the July 22, 2025 Discounted Exercise and July 22, 2025 PIPE. The range of valuation inputs used in the pre-modification fair value Black-Scholes calculation of the July 2024 PIPE warrants included a share price of $14.70, exercise prices of $50.50-$62.50, time to maturity of 0.53-4.02 years, risk free rate of 3.9%-4.3%, and annualized volatility of 106.5%. The post-modification fair value Black-Scholes calculation used the same fair value inputs as the pre-modification fair value calculation apart from the modified exercise price of $20.31.

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

In the July 28, 2025 Discounted Exercise, the Company issued 416,436 Common Shares in exchange for the exercise of 416,436 of the July 2024 PIPE warrants (138,812 each from Tranche A, Tranche B, and Tranche C) for $20.88 per warrant. The Company determined that discounting the exercise price represented a modification of the July 2024 PIPE warrants. In accordance with ASC 815, the Company accounted for the incremental fair value of the modification as the difference between the pre-modification fair value and the post-modification fair value of the July 2024 PIPE warrants, as calculated using Black-Scholes. The modification date incremental fair value of $1,794,146 was initially recorded as a deferred financing cost, as the discount was directly attributable to a proposed offering, and was subsequently recognized as an equity issuance cost upon the closing of the July 28, 2025 Discounted Exercise and July 28, 2025 PIPE. The range of valuation inputs used in the pre-modification fair value Black-Scholes calculation of the July 2024 PIPE warrants included a share price of $20.88, exercise prices of $50.50-$62.50, time to maturity of 0.52-4.01 years, risk free rate of 3.9%-4.3%, and annualized volatility of 107.4%. The post-modification fair value Black-Scholes calculation used the same fair value inputs as the pre-modification fair value calculation apart from the modified exercise price of $20.88.

Pursuant to the terms of the July 28, 2025 PIPE, the Company agreed to sell warrants to purchase 624,654 Common Shares (the “July 28, 2025 Warrants”). The July 28, 2025 Warrants were sold to the investor at an offering price of $0.1875 per share and have an exercise price of $31.25 per share.

The July 28, 2025 Warrants are immediately exercisable and will expire five years after the date of issuance. Certain holders of the July 28, 2025 Warrants may not exercise it if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of Common Shares outstanding immediately after giving effect to such exercise.

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

November 2025 Reverse Share Split

On November 28, 2025, the Company filed articles of amendment to effect a one-for-twenty-five reverse share split of its Common Shares (the “Reverse Share Split”). As a result of the Reverse Share Split, every 25 Common Shares issued or outstanding were automatically reclassified into one validly issued, fully paid and non-assessable new Common Share, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Proportional adjustments were made to the number of Common Shares awarded and available for issuance under the Company’s equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding stock options and other equity securities under the Company’s equity incentive plans. All outstanding warrants were also adjusted in accordance with their terms, which resulted, among other changes to the warrant terms, in proportionate adjustments being made to the number of shares issuable upon exercise of such warrants and to the exercise prices of such warrants. The Common Shares outstanding following the Reverse Share Split remain fully paid and non-assessable. The Reverse Share Split did not affect the number of authorized Common Shares. All share and per-share amounts have been retroactively adjusted to reflect the Reverse Share Split.

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

In August 2025, the Company filed a shelf registration statement with the SEC. In conjunction with the shelf registration, the Company entered into an ATM Agreement with H.C. Wainwright & Co., LLC (the “2025 ATM Agreement”) on August 26, 2025 to offer up to $18.0 million of its Common Shares. During the year ended December 31, 2025, the Company sold 40,795 Common Shares for net proceeds of $708,468 after deducting sales commissions pursuant to the 2025 ATM Agreement. In March 2026, the Company filed a new shelf registration statement with the SEC and filed a corresponding prospectus supplement, whereby the Company may offer up to $50.0 million of its Common Shares under the 2025 ATM Agreement. No shares were sold under the 2025 ATM Agreement during the six months ended June 30, 2026.

7.	WARRANTS

As of June 30, 2026, outstanding Common Share warrants and exercise prices related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
US$315.00	20,948	August 2026
US$240.00	5,868	August 2026
US$50.50	314,170	January 2027
US$187.50	13,831	April 2028
US$152.50	2,767	April 2028
US$43.75	449,084	February 2029
US$62.50	314,170	July 2029
US$31.25	1,129,324	July 2030
US$14.40	6,915,296	February 2031
US$0.25	74,673	None
US$0.0001	100,000	None
	9,340,131

There were no warrant exercises in the three or six months ended June 30, 2026. There were zero and 314,170 warrant expirations in the three and six months ended June 30, 2026, respectively.

8.	SHARE-BASED COMPENSATION

2025 Stock Option Plan

At its June 2025 Annual Meeting of Shareholders, the Company’s 2025 Stock Option and Incentive Plan (“2025 Option Plan”) was approved by the shareholders. The 2025 Option Plan replaced the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. No new awards can be issued under the 2015 Option Plan. The Company reserved

117,868 Common Shares for issuance under the 2025 Option Plan at the time of adoption. On May 20, 2026, the 2025 Option Plan was amended to increase the number of options available for issuance by 900,000 Common Shares. As of June 30, 2026 and December 31, 2025, the Company had 234,814 and 80,686 options available for grant under the 2025 Option Plan and 2015 Option Plan, respectively. The Common Shares underlying any awards under the 2025 Option Plan and 2015 Option Plan that are forfeited, canceled, or otherwise terminated (other than by exercise) are added back to the shares available for issuance under the 2025 Option Plan. Share options are granted in either US$ or C$. Upon the change in the Company’s functional currency, effective July 1, 2023, C$ share options previously classified as equity were reclassified as liabilities. All grants following the Company’s change in functional currency are in US$.

2026 Inducement Plan

On May 28, 2026, the Board of Directors adopted the ProMIS Neurosciences Inc. 2026 Inducement Plan (the “2026 Inducement Plan”), pursuant to which 180,000 common shares were reserved for equity-based awards to eligible individuals as an inducement material to their entering into employment with the Company. The 2026 Inducement Plan was adopted without shareholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). The 2026 Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights. As of June 30, 2026, no awards had been granted and 180,000 common shares remained available for issuance under the 2026 Inducement Plan.

Canadian Dollar Share Options

The following table summarizes the C$ share options outstanding under the 2025 Option Plan and 2015 Option Plan for the six months ended June 30, 2026. All amounts are denominated in C$, except year and share amounts:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Contractual	Aggregate
	Share	Price Per		Term	Intrinsic
	Options	Share		(years)	Value
Outstanding as of December 31, 2025	15,690		184.00	6.6	—
Expired	(486)		85.49	—	—
Outstanding as of June 30, 2026	15,204	C$	167.46	5.5	—
Vested and exercisable as of June 30, 2026	15,204	C$	167.46	5.5	$—

The aggregate intrinsic value of options outstanding and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares when the exercise price is below fair value. During the six months ended June 30, 2026, no C$ options were exercised or granted, and 486 C$ options expired.

Upon the change in the Company’s functional currency effective July 1, 2023, C$ share options previously classified as equity were reclassified as liabilities. The C$ options were re-measured as of June 30, 2026 and had a fair value of $77,255.

A summary of share-based compensation liability activity, measured using level 3 fair value inputs, for the period ended June 30, 2026 is as follows:

June 30,
2026
Fair value at December 31, 2025	$29,182
Decrease in additional paid-in-capital due to increase in fair value of share-based compensation liability	48,073
Fair value at June 30, 2026	$77,255

A summary of share-based compensation liability activity, measured using level 3 fair value inputs, for the year ended December 31, 2025 is as follows:

December 31,
2025
Fair value at December 31, 2024	$199,263
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(170,081)
Fair value at December 31, 2025	$29,182

The following table summarizes the weighted average of significant assumptions used to calculate the fair value of C$ share options outstanding and exercisable as of June 30, 2026 and December 31, 2025:

	Period Ended
	June 30,		December 31,
	2026		2025
Weighted average fair value of C$ Options	C$	5.08	C$	2.00
Expected volatility		115.7%		106.4%
Risk-free interest rate		4.19%		3.86%
Expected dividend yield		—%		—%
Expected term (years)		5.5		6.0

Expected volatility is based on historical volatility of the Company’s Common Shares over the expected life of the option, as the Company’s options are not readily tradable.

US Dollar Share Options

The Company began making share option grants denominated in US$ following the Company’s change in functional currency in July 2023. The following table summarizes the US$ share options outstanding under the 2025 Option Plan and 2015 Option Plan for the six months ended June 30, 2026. All amounts are denominated in US$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of December 31, 2025	165,137	22.58	9.0	—
Granted	854,102	10.77
Forfeited	(954)	18.56
Outstanding as of June 30, 2026	1,018,285	12.69	9.7	2,136,528
Vested and exercisable as of June 30, 2026	79,735	$23.79	8.6	$42,250

2026 Service-based US$ grants

During the six months ended June 30, 2026, the Company granted 479,101 US$ share options subject solely to service-based vesting conditions with a grant date fair value of $4,312,752.

The fair value of the US$ share options granted subject to solely service-based vesting conditions was estimated using Black-Scholes with the following assumptions:

	Period Ended
	June 30,	June 30,
	2026	2025
Weighted average fair value of US$ Options	$9.00	$12.00
Expected volatility	108.8%	100.8%
Risk-free interest rate	4.26%	3.86%
Expected dividend yield	—%	—%
Expected term (years)	5.9	5.7

2026 Performance-based US$ grants

During the six months ended June 30, 2026, the Company granted 375,001 US$ share options to management and employees with vesting subject to both performance and service conditions (“2026 Performance Options”). The 2026 Performance Options initially vest upon the achievement of specified performance conditions related to the Company's clinical development activities, which must be met prior to June 30, 2027. The 2026 Performance Options had a grant date fair value of $3,310,134 which was estimated using a Black-Scholes model with the following inputs: share price of $10.65, exercise price of $10.77, expected term of 5.7 years, volatility of 109.2% and a risk free rate of 4.22%.

As of June 30, 2026, achievement of the performance conditions was not considered probable, and no share-based compensation expense has been recognized related to the 2026 Performance Options.

DSU Plan

The Company has a Deferred Share Unit plan (“DSU Plan”) for senior officers. Under the DSU Plan, rights to the Company’s Common Shares may be awarded on a deferred payment basis up to a maximum of 667 common share units. Each common share unit will fully vest upon cessation of employment with the Company and then can be redeemed for one common share of the Company by the unitholder. The Company had 42 units outstanding as of June 30, 2026.

Share-based Payment Expense

The following table summarizes total share-based compensation included in the Company’s accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$157,530	$37,883	$207,967	$75,557
General and administrative	251,365	174,132	390,352	381,753
Total share-based compensation	$408,895	$212,015	$598,319	$457,310

As of June 30, 2026, there was $4,857,071 of unrecognized share-based compensation expense related to US$ options outstanding but unvested, excluding the 2026 Performance Options, which is expected to be recognized over the remaining service period of 3.4 years. There was no unrecognized compensation cost related to the C$ options as of June 30, 2026.

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

The accounting policies of the life science segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the life science segment based on net loss, which is reported on the income statement as consolidated net loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval.

As such, the CODM uses cash forecast models in deciding how to invest into the life science segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the periods ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Expenses:
PMN310 development program costs	$7,785,427	$8,050,610	$14,049,539	$12,776,951
Other non-employee research and development costs	310,571	220,669	503,285	498,584
Employee costs	2,916,715	1,053,258	4,030,478	2,496,325
Other general and administrative costs	1,253,686	860,124	2,327,994	1,872,897
Net Operating Loss:	$12,266,399	$10,184,661	$20,911,296	$17,644,757
Other income	(536,743)	(67,632)	(937,267)	(179,825)
Net Loss:	$11,729,656	$10,117,029	$19,974,029	$17,464,932

Reconciliation of Loss
Adjustments and reconciling items	—	—	—	—
Consolidated Net Loss:	$11,729,656	$10,117,029	$19,974,029	$17,464,932

10.	RELATED PARTY TRANSACTIONS

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

During the three and six months ended June 30, 2026, the Company made cash payments of $284,480 and $577,400, respectively. During the three and six months ended June 30, 2025, the Company made cash payments of $144,720 and $283,600, respectively. During the three and six months ended June 30, 2026, the Company incurred costs of $140,980, and $289,280, respectively. During the three and six months ended June 30, 2025, the Company incurred costs of $144,720 and $283,307, respectively. These costs are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

Certain members of management and the Board of Directors participated in the January 2026 PIPE. See Note 6 for additional information regarding the January 2026 PIPE.

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

Milestone and royalty related amounts that may come due under various agreements are dependent on, among other factors, preclinical safety and efficacy, clinical trials, regulatory approvals and, ultimately, the successful development and commercial launch of a new drug, the outcomes and timings of which are uncertain. Amounts due per the various agreements for milestone payments will accrue once the occurrence of a milestone is likely. Amounts due as royalty payments will accrue as commercial revenues from the product are earned. Through June 30, 2026, no events have occurred that require accrual of any milestone or royalty related amounts.

UBC and the Vancouver Coastal Health Authority Agreement

In April 2016, the Company entered into a three-year, CRA with the UBC and the Vancouver Coastal Health Authority. The agreement was amended various times through February 2026, extending the agreement through February 2027. Refer to Note 10 Related Party Transactions.

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement. The Company made annual license payments of C$25,000 during the six months ended June 30, 2026 and 2025. Through June 30, 2026, no accruals for royalty payments have been made.

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

For the three and six months ended June 30, 2026 and 2025, 174,673 and 86,480 outstanding Pre-Funded Warrants to purchase common shares for little to no consideration were included in the basic and diluted net loss per share calculation, respectively. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(11,729,656)	$(10,117,029)	$(19,974,029)	$(17,464,932)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	9,142,366	1,394,048	7,874,562	1,394,048

Net loss per share attributable to common shareholders, basic and diluted	$(1.28)	$(7.26)	$(2.54)	$(12.53)

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Six Months Ended
	June 30,
	2026	2025
Options issued and outstanding under stock option plan	1,033,489	150,434
Warrants	9,165,458	2,199,175
Deferred share units	42	42
Total	10,198,989	2,349,651

13.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 13, 2026, the date these unaudited condensed consolidated financial statements were issued. Based on this evaluation, the Company determined that no subsequent events occurred that require recognition or disclosure in these unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of August 13, 2026 for the three and six months ended June 30, 2026 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 and 2024 included in the Company’s Annual Report on Form 10-K and the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 included in this Quarterly Report on Form 10-Q (collectively, the “Financial Statements”), which have been prepared by management in accordance with GAAP as issued by the FASB. All dollar amounts refer to United States dollars, except as stated otherwise.

Overview

We are applying our patented technology platform to build a portfolio of antibody therapies, therapeutic vaccines, and other antibody-based therapies in neurodegenerative diseases and other protein-misfolding diseases, with a focus on Alzheimer’s disease (AD), dementia with Lewy bodies (DLB), and amyotrophic lateral sclerosis (ALS). We believe these diseases share a common biologic cause — misfolded versions of proteins, that otherwise perform a normal function, becoming toxic and killing neurons, resulting in disease. Our technology platform enables drug discovery through a combination of protein biology, physics and supercomputing. We believe this platform provides a potential advantage in selectively targeting the toxic misfolded proteins with therapeutics or detecting them with diagnostics.

We are developing a pipeline of antibodies aimed at selectively targeting misfolded toxic forms of proteins that drive neurodegenerative diseases without interfering with the essential functions of the same properly folded proteins. Our product candidates are PMN310, PMN267, and PMN442. The lead product candidate is PMN310, a monoclonal antibody designed to treat AD by selectively targeting toxic, misfolded oligomers of amyloid-beta. PMN267 is our second lead product candidate targeting ALS. It has been shown in preclinical studies to selectively recognize misfolded, cytoplasmic TDP-43 aggregates without interacting with normal TDP-43. Misfolded TDP-43 is believed to play an important role in the development of ALS. In light of research suggesting that misfolded toxic alpha-synuclein (a-syn) is a primary driver of disease in synucleinopathies such as DLB and Parkinson’s disease, our third lead product candidate, PMN442, has shown robust binding to pathogenic a-syn oligomers and seeding fibrils in preclinical studies, with negligible binding to a-syn monomers and physiologic tetramers which are required for normal neuronal function.

We were incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, we continued our existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (“OBCA”) (“Continuance”). The Continuance was approved by our shareholders at our 2023 Annual Meeting of Shareholders held on June 29, 2023. We are located at 1920 Yonge Street, Toronto, Ontario. Our Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. We have a wholly-owned U.S. subsidiary, ProMIS Neurosciences (U.S.) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of June 30, 2026, ProMIS USA has had no material activity and has no material financial impact on the Company’s consolidated financial statements.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates and any future product candidates. We had an operating loss of $12.3 million and $10.2 million for the three months ended June 30, 2026 and 2025, respectively. We had an operating loss of $20.9 million and $17.6 million for the six months ended June 30, 2026 and 2025, respectively. As of

June 30, 2026, we had an accumulated deficit of $150.4 million. We had negative cash flows from operations of $22.8 million for the six months ended June 30, 2026.

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

Program Updates

ProMIS lead program PMN310: Potential Next Generation Therapy for Alzheimer’s Disease (AD)

PMN310, a monoclonal antibody selective for toxic amyloid-beta oligomers in AD, is our lead product candidate. We successfully completed our single ascending dose (SAD) Phase 1a clinical trial with PMN310 and commenced our Phase 1b clinical trial (“PRECISE-AD”) in December 2024. In July 2025, PMN310 was granted Fast Track designation by the FDA. The ongoing PRECISE-AD trial is a randomized, double-blind, placebo-controlled, multiple ascending dose (MAD) study of PMN310 to evaluate safety, tolerability, pharmacokinetics (PK), pharmacodynamics, and preliminary efficacy of multiple intravenous infusions of PMN310 in patients with early Alzheimer's disease. The study will also evaluate key biomarkers and clinical measures of efficacy to gather data on PMN310’s therapeutic potential. Enrollment in the PRECISE-AD study was completed in December 2025 with 144 subjects enrolled across 21 active sites in the United States. The subjects are dosed monthly at one of three dose levels (5, 10, 20 mg/kg) or placebo over 12 months with assessment of safety, tolerability, PK, and pharmacodynamic blood-and CSF-based biomarkers of treatment effect at baseline and every three months. Frequent MRI scans throughout the study are being conducted to monitor for any emergence of ARIA.

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

To date, PMN310 has demonstrated a generally favorable safety profile, with no drug-related patient discontinuations and no treatment-related serious adverse events (SAEs) reported during the trial. On July 28, 2026, we reported positive blinded six-month interim safety and biomarker results from the PRECISE-AD trial. In the blinded interim analysis evaluating 136 patients, PMN310 was observed to have a favorable safety profile across all genotypes, with no ARIA-E reported as of the data cutoff date, total ARIA of 4.4% (all mild and asymptomatic, consisting only of ARIA-H), and no drug-related discontinuations or drug-related SAEs at the interim. No ARIA-E was observed in any APOE4 genotype in a population that included 61% APOE4 carriers, of which 11% were homozygotes. On a blinded basis, a majority of patients showed early movement in disease-relevant biomarkers consistent with target engagement, with declines from baseline observed for plasma pTau217 in 68.5% of patients and for CSF MTBR-tau243 in 62.5% of patients, potentially reflective of the trial’s 3:1 active-to-placebo randomization. Across the pooled population, which included all patients (both placebo and all dose cohorts), plasma pTau217 decreased by approximately 15% and CSF MTBR-tau243 by approximately 13.3% from baseline, supporting target engagement. These blinded interim biomarker observations are not a determination of efficacy and may not ultimately be reflective of clinical effects. The trial remains blinded and ongoing. Completion of all patient visits is expected in the fourth quarter of 2026, with unblinded 12-month topline data, including the full safety data set, a detailed panel of biomarkers, and cognitive outcomes, anticipated in the first quarter of 2027 following database lock and statistical analysis.

Expenditures for PMN310 in the three and six months ended June 30, 2026, were approximately $7.8 million and $14.0 million, respectively, not including allocations of senior management time.

ALS Portfolio, including TAR-DNA binding protein 43 (TDP-43) – PMN267

PMN267 has been humanized in a human IgG1 framework for IND-enabling studies to support the systemic, extracellular administration of the monoclonal antibody. Development of the intrabody form would involve collaboration with a partner with expertise in vectorization for intracellular delivery.

Synucleinopathies (PD, MSA, DLB) – PMN442

ProMIS has selected a novel monoclonal antibody (PMN442) as a lead candidate for Dementia with Lewy bodies, Parkinson’s Disease, and other synucleinopathies based on its selective binding and protective activity against pathogenic forms of alpha-synuclein. PMN442 has been humanized in a human IgG1 framework for advancement to IND-enabling studies.

Other key projects

We continue to progress with other key projects, in addition to our top priorities PMN310, PMN267, and PMN442. With respect to the amyloid vaccine program, mouse studies have provided data guiding the development of an AD vaccine against toxic Aβ oligomers leading to the selection of a lead candidate, PMN311, consisting of a dominant conformational peptide epitope conjugated to a carrier protein in formulation with an adjuvant. Mouse vaccination studies with a-syn vaccine candidates utilizing our peptide antigens to target pathogenic a-syn enabled the selection of our lead vaccine candidate, PMN440, against multiple synucleinopathies including DLB, Parkinson’s disease and multiple system atrophy. Assessment of the protective activity of the vaccine in mouse models of synucleinopathies is ongoing. Similarly, a vaccine candidate comprising a misfolded TDP-43 epitope (PMN260) has shown robust immunogenicity in mouse vaccination studies.

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

Recent Corporate Highlights

●	Hosted a webinar reporting positive blinded six-month interim safety and biomarker results from the PRECISE-AD Phase 1b study of PMN310, showing no ARIA-E across all genotypes in a population that included 61% APOE4 carriers (of which 11% were homozygotes), total ARIA of 4.4% (all mild and asymptomatic ARIA-H), no treatment-related serious adverse events and no drug-related discontinuations, and early biomarker movement consistent with target engagement; unblinded 12-month topline data are expected in the first quarter of 2027.
●	Presentation and participation by Neil Warma, CEO at Jefferies Global Healthcare Conference, Virtual Alzheimer’s R&D Day organized by Wolfe Research, Oppenheimer CNS Summit, and H.C. Wainwright Neuro Perspectives Expert Summit.
●	Publication in over 15 publications, including STAT, Inside Precision Medicine, Discover Pharma, Scrip, and BioSpectrum Asia.
●	Analyst coverage of ProMIS Neurosciences initiated by Cantor Fitzgerald, Roth Capital, Brookline Capital Markets and Chardan Capital Markets.
●	Poster presentation at the 2026 Alzheimer’s Association International Conference (AAIC): “Activity and clinical progress of PMN310 designed to selectively target toxic Ab oligomers for greater potency in Alzheimer’s disease”, highlighting the first human evidence of amyloid-beta oligomer target engagement by PMN310.

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

Other Income

Other income consists of interest income.

Six Months Ended June 30, 2026 and 2025

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses
Research and development	$16,492,799	$14,214,034	$2,278,765
General and administrative	4,418,497	3,430,723	987,774
Total operating expenses	20,911,296	17,644,757	3,266,539
Loss from operations	(20,911,296)	(17,644,757)	(3,266,539)
Other income	937,267	179,825	757,442
Net loss	$(19,974,029)	$(17,464,932)	$(2,509,097)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
Direct research and development expenses by program
PMN310	$14,049,539	$12,776,951	$1,272,588
ALS	57,146	—	57,146
Platform and other programs	404,450	348,446	56,004
Indirect research and development expenses:
Employee salaries and benefits	1,732,007	862,942	869,065
Share-based compensation	207,967	75,557	132,410
Consulting expense	26,076	124,241	(98,165)
Other operating costs	15,614	25,897	(10,283)
Total research and development expenses	$16,492,799	$14,214,034	$2,278,765

Research and development expenses increased by $2.3 million, or 16%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase is largely attributable to a $1.3 million increase in direct research and development expenses related to the PMN310 phase 1b trial, due to full activity in the six months ended June 30, 2026 compared to gradually increasing activity in the six months ended June 30, 2025. Employee salaries and benefits increased by $0.9 million due to bonus expense in the six months ended June 30, 2026. Share-based compensation increased by $0.1 million and consulting expense decreased by $0.1 million.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
Employee salaries and benefits	$1,700,151	$1,176,073	$524,078
Share-based compensation	390,352	381,753	8,599
Professional and consulting fees	1,881,901	1,535,312	346,589
Patent expense	155,889	103,565	52,324
Facility-related and other	290,204	234,020	56,184
Total general and administrative expenses	$4,418,497	$3,430,723	$987,774

General and administrative expenses increased by $1.0 million, or 29%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Employee salaries and benefits increased by $0.5 million due to bonus expense in the six months ended June 30, 2026. Professional and consulting fees increased by $0.3 million, driven by an increase of $0.2 million in legal fees and an increase of $0.1 million in recruiting costs. Facility-related and other costs and patent expense each increased by $0.1 million.

Other Income

Other income increased by $0.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to higher interest income from higher cash balances.

Three Months Ended June 30, 2026 and 2025

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses
Research and development	$9,521,793	$8,749,784	$772,009
General and administrative	2,744,606	1,434,877	1,309,729
Total operating expenses	12,266,399	10,184,661	2,081,738
Loss from operations	(12,266,399)	(10,184,661)	(2,081,738)
Other income	536,743	67,632	469,111
Net loss	$(11,729,656)	$(10,117,029)	$(1,612,627)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change
Direct research and development expenses by program:
PMN310	$7,785,427	$8,050,610	$(265,183)
ALS	57,146	—	57,146
Platform and other programs	230,175	198,168	32,007
Indirect research and development expenses:
Employee salaries and benefits	1,268,265	440,622	827,643
Share-based compensation	157,530	37,883	119,647
Consulting expense	12,960	13,109	(149)
Other operating costs	10,290	9,392	898
Total research and development expenses	$9,521,793	$8,749,784	$772,009

Research and development expenses increased by $0.8 million, or 9%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase is attributable to a $0.8 million increase in employee salaries and benefits due to bonus expense in the three months ended June 30, 2026. Direct research and development costs decreased by $0.2 million as subjects continued to complete the PMN310 phase 1b trial in the three months ended June 30, 2026. Share-based compensation increased by $0.1 million.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change
Employee salaries and benefits	$1,239,555	$400,621	$838,934
Share-based compensation	251,365	174,132	77,233
Professional and consulting fees	1,031,638	701,923	329,715
Patent expense	54,429	53,366	1,063
Facility-related and other	167,619	104,835	62,784
Total general and administrative expenses	$2,744,606	$1,434,877	$1,309,729

General and administrative expenses increased by $1.3 million, or 91%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was driven by a $0.8 million increase in employee salaries and benefits, due to bonus expense in the three months ended June 30, 2026, and a $0.3 million increase in professional and consulting fees, due to a $0.2 million increase in recruiting fees and a $0.1 million increase in audit and tax fees. Facility-related and other costs increased by $0.1 million.

Other Income

Other income increased by $0.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to higher interest income from higher cash balances.

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

We incurred net losses of $11.7 million and $20.0 million for the three and six months ended June 30, 2026, reported an accumulated deficit of $150.4 million as of June 30, 2026, and had negative cash flows from operations of $22.8 million for the six months ended June 30, 2026. In January 2026, we received net proceeds of $70.1 million from the sale of Common Shares, Common Share warrants, and pre-funded warrants to purchase Common Shares to external investors and certain of our directors and management in a private placement. Refer to additional discussion in Note 6. Based on our current operating plan, we expect that our existing cash, including the proceeds from January 2026, will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.

Additional funding will be necessary to fund future clinical activities and to pay our existing liabilities. We will seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, changing macroeconomic factors including, but not limited to, rising interest rates, uncertainties in the banking industry and inflation have diminished certain opportunities to obtain funding in the current market environment. There is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force us to delay, reduce or eliminate research and development programs and product portfolio expansion or commercialization efforts. These potential delays, reductions and eliminations could adversely affect future business prospects, and our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(22,768,585)	$(8,781,048)	$(13,987,537)
Net cash provided by financing activities	70,081,309	—	70,081,309
Net increase (decrease) in cash	$47,312,724	$(8,781,048)	$56,093,772

Cash Flows Used in Operating Activities

Cash used in operating activities was $22.8 million for the six months ended June 30, 2026, which consisted of a net loss of $20.0 million, decreased by share-based compensation of $0.6 million and increased by a net change of $3.4 million in our operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a decrease of $2.4 million in accrued liabilities, a decrease of $0.8 million in accounts payable, and an increase of $0.2 million in prepaid expenses.

Cash used in operating activities was $8.8 million for the six months ended June 30, 2025, which consisted of a net loss of $17.5 million, decreased by share-based compensation of $0.5 million and a net change of $8.2 million in our operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of an increase of $6.6 million in accrued liabilities, an increase of $1.0 million in accounts payable, and a decrease of $0.6 million in prepaid expenses.

Cash Flows Used in Investing Activities

There was no cash used in investing activities during the six months ended June 30, 2026 or 2025.

Cash Flows from Financing Activities

Cash provided by financing activities was $70.1 million for the six months ended June 30, 2026, which consisted of net proceeds from the January 2026 PIPE.

There was no cash provided by financing activities during the six months ended June 30, 2025.

Critical Accounting Policies and Estimates

Our MD&A is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our audited consolidated financial statements for the year ended December 31, 2025. The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make certain judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgement about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, accruals for research and development expenses. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such difference may be material.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Shares and Common Share Equivalents as of June 30, 2026 was as follows:

Number of
Common Shares
and Common Share
Equivalents
Common Shares	8,967,693
Options issued and outstanding under stock option plan	1,033,489
Warrants	9,340,131
Deferred share units	42
Total - June 30, 2026	19,341,355

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2025 and six months ended June 30, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three or six months ended June 30, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K, as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K as filed with the SEC and such subsequently filed Quarterly Report.

We have incurred losses since inception and we anticipate that we will incur continued losses for the foreseeable future. We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, conduct existing and initiate new clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We had working capital of approximately $49.5 million as of June 30, 2026. We will require substantial additional funds for further research and development, current and planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no officer or director of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

10.1#

Amendment No. 1 to the ProMIS Neurosciences Inc. 2025 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2026).

10.2#

ProMIS Neurosciences Inc. 2026 Inducement Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 29, 2026).

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

* Filed herewith.

# Management compensatory plan, contract, or arrangement

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2026.

PROMIS NEUROSCIENCES INC.

Date: August 13, 2026	By:	/s/ Neil Warma
Neil Warma
Chief Executive Officer
(principal executive officer)

Date: August 13, 2026	By:	/s/ Daniel Geffken
Daniel Geffken
Chief Financial Officer
(principal financial officer)