Form 10-Q
period 2026-09-30
ProMIS Neurosciences Inc.
filed 2026-11-12
CIK 1374339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had 8,996,862 Common Shares outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to:

●	the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing or collaboration agreements;
●	tax positions and contingencies; research and development costs; compensation and other selling, general and administrative expense;
●	foreign currency exchange risk;
●	estimated fair value of assets and liabilities; and impairment assessments;
●	the potential impact of increased competition in the markets in which we compete;
●	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
●	our plans and investments in our portfolio as well as implementation of our corporate strategy;
●	the risk that we will maintain enough liquidity to execute our business plan;
●	our expected use of proceeds from sales of our common shares or common share equivalents in offerings or “at-the-market” offerings and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
●	the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions;
●	the expectations, development plans and anticipated timelines, including costs and timing of clinical trials, filings and approvals, of our products candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline product candidates, if approved;
●	the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;
●	our ability to finance our operations and business initiatives and obtain funding for such activities, and our ability to continue as a going concern;
●	the direct and indirect impact of health crises on our business and operations, including expenses, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;

●	the impact of global financial, economic, political and health events, such as rising inflation, market volatility, fluctuating interest rates, capital markets disruptions, legislative action, possible government shutdowns, and international tariffs;
●	the potential impact of healthcare reform in the United States and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our product candidates, if approved;
●	the impact of the continued uncertainty of the credit and economic conditions in certain countries and our collection of accounts receivable in such countries;
●	the risk that we become characterized as a passive foreign investment company;
●	our ability to prevent and successfully remediate any significant deficiencies or material weaknesses in internal controls over financial reporting;
●	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
●	the impact of new laws (including tax and tariff policies), executive orders, regulatory requirements, judicial decisions and accounting standards.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Balance Sheets

(expressed in US dollars, except share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash	$44,073,222	$6,116,556
Short-term investments	33,753	33,753
Prepaid expenses and other current assets	3,053,943	3,032,112
Total current assets	47,160,918	9,182,421
Total assets	$47,160,918	$9,182,421
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$485,127	$2,543,415
Accrued liabilities	4,857,759	7,868,416
Total current liabilities	5,342,886	10,411,831
Share-based compensation liability	56,368	29,182
Total liabilities	5,399,254	10,441,013

Shareholders' equity (deficit):
Common Shares, no par value, unlimited shares authorized, 8,969,100 and 2,152,397 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	200,674,965	129,518,812
Accumulated other comprehensive loss	(371,184)	(371,184)
Accumulated deficit	(158,542,117)	(130,406,220)
Total shareholders' equity (deficit)	41,761,664	(1,258,592)
Total liabilities and shareholders' equity (deficit)	$47,160,918	$9,182,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Operations

(expressed in US dollars, except share amounts)

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$6,710,035	$9,797,418	$23,202,834	$24,011,452
General and administrative	1,905,389	1,953,014	6,323,886	5,383,737
Total operating expenses	8,615,424	11,750,432	29,526,720	29,395,189
Loss from operations	(8,615,424)	(11,750,432)	(29,526,720)	(29,395,189)

Other income	453,556	170,306	1,390,823	350,130

Net loss	$(8,161,868)	$(11,580,126)	$(28,135,897)	$(29,045,059)

Net loss per share, basic and diluted	$(0.89)	$(5.93)	$(3.39)	$(19.58)

Weighted-average outstanding Common Shares, basic and diluted	9,143,340	1,953,352	8,303,704	1,483,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(expressed in US dollars, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, July 1, 2025	1,307,520	$—	$108,140,611	$(371,184)	$(108,152,006)	$(382,579)
Share-based compensation expense	—	—	197,147	—	—	197,147
Issuance of Common Shares from ATM Offering, net of issuance costs	40,795	—	708,468	—	—	708,468
Issuance of pre-funded warrants from July 2025 Registered Direct Offering, net of issuance costs	—	—	697,658	—	—	697,658
Issuance of Common Shares from exercise of pre-funded warrants	51,197	—	3,050	—	—	3,050
Proceeds from issuance of Common Shares and warrants from July 22, 2025 discounted warrant exercise and PIPE, net of issuance costs	336,449	—	8,391,027	—	—	8,391,027
Proceeds from issuance of Common Shares and warrants from July 28, 2025 discounted warrant exercise and PIPE, net of issuance costs	416,436	—	11,144,468	—	—	11,144,468
Re-measurement of liability-classified C$ stock options as of September 30, 2025	—	—	8,242	—	—	8,242
Net loss	—	—	—	—	(11,580,126)	(11,580,126)
Balance, September 30, 2025	2,152,397	$—	$129,290,671	$(371,184)	$(119,732,132)	$9,187,355

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, July 1, 2026	8,967,693	$—	$200,150,367	$(371,184)	$(150,380,249)	$49,398,934
Share-based compensation expense	—	—	482,640	—	—	482,640
Issuance of Common Shares from ATM Offering, net of issuance costs	1,407	—	21,072	—	—	21,072
Re-measurement of liability-classified C$ stock options as of September 30, 2026	—	—	20,886	—	—	20,886
Net loss	—	—	—	—	(8,161,868)	(8,161,868)
Balance, September 30, 2026	8,969,100	$—	$200,674,965	$(371,184)	$(158,542,117)	$41,761,664

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2025	1,307,520	$—	$107,546,433	$(371,184)	$(90,687,073)	$16,488,176
Share-based compensation expense	—	—	654,457	—	—	654,457
Issuance of Common Shares from ATM Offering, net of issuance costs	40,795	—	708,468	—	—	708,468
Issuance of pre-funded warrants from July 2025 Registered Direct Offering, net of issuance costs	—	—	697,658	—	—	697,658
Issuance of Common Shares from exercise of pre-funded warrants	51,197	—	3,050	—	—	3,050
Proceeds from issuance of Common Shares and warrants from July 22, 2025 discounted warrant exercise and PIPE, net of issuance costs	336,449	—	8,391,027	—	—	8,391,027
Proceeds from issuance of Common Shares and warrants from July 28, 2025 discounted warrant exercise and PIPE, net of issuance costs	416,436	—	11,144,468	—	—	11,144,468
Re-measurement of liability-classified C$ stock options as of September 30, 2025	—	—	145,110	—	—	145,110
Net loss	—	—	—	—	(29,045,059)	(29,045,059)
Balance, September 30, 2025	2,152,397	$—	$129,290,671	$(371,184)	$(119,732,132)	$9,187,355

				Accumulated
			Additional	Other
	Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2026	2,152,397	$—	$129,518,812	$(371,184)	$(130,406,220)	$(1,258,592)
Share-based compensation expense	—	—	1,080,958	—	—	1,080,958
Issuance of Common Shares from ATM Offering, net of issuance costs	1,407	—	21,072	—	—	21,072
Proceeds from issuance of Common Shares, pre-funded warrants, and warrants from January 29, 2026 PIPE, net of issuance costs	6,815,296	—	70,081,309	—	—	70,081,309
Re-measurement of liability-classified C$ stock options as of September 30, 2026	—	—	(27,186)	—	—	(27,186)
Net loss	—	—	—	—	(28,135,897)	(28,135,897)
Balance, September 30, 2026	8,969,100	$—	$200,674,965	$(371,184)	$(158,542,117)	$41,761,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROMIS NEUROSCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(expressed in US dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(28,135,897)	$(29,045,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,080,958	654,457
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(54,163)	(438,693)
Accounts payable	(2,058,288)	2,474,022
Accrued liabilities	(2,978,325)	7,518,600
Net cash used in operating activities	(32,145,715)	(18,836,673)

Cash flows from financing activities
Proceeds from issuance of Common Shares pursuant to ATM offering, net of issuance costs	21,072	708,468
Proceeds from issuance of pre-funded warrants from July 22, 2025 Registered Direct Offering, net of issuance costs	—	697,658
Proceeds from issuance of Common Shares and warrants from July 22, 2025 discounted warrant exercise and PIPE, net of issuance costs	—	8,391,027
Proceeds from issuance of Common Shares and warrants from July 28, 2025 discounted warrant exercise and PIPE, net of issuance costs	—	11,144,468
Proceeds from issuance of Common Shares, pre-funded warrants, and common warrants from January 29, 2026 PIPE, net of issuance costs	70,081,309	—
Proceeds from exercise of pre-funded warrants	—	3,050
Net cash provided by financing activities	70,102,381	20,944,671

Net increase in cash	37,956,666	2,107,998

Cash at beginning of period	6,116,556	13,291,167
Cash at end of period	$44,073,222	$15,399,165

Noncash financing activities
Increase (decrease) in share-based compensation liability on C$ denominated share options decreasing (increasing) additional paid-in-capital	$27,186	$(145,110)
Deferred financing costs accrued but unpaid and reclassified to additional paid-in capital upon completion of equity financing	$32,332	$—
July 22, 2025 deferred discount for fair value modification of warrants	$—	$930,841
July 22, 2025 deferred discount issuance cost recognized on completion of PIPE	$—	$(930,841)
July 28, 2025 deferred discount for fair value modification of warrants	$—	$1,794,146
July 28, 2025 deferred discount issuance cost recognized on completion of PIPE	$—	$(1,794,146)

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

The Company was incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, the Company continued its existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (“OBCA”) (“Continuance”). The Continuance was approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders held on June 29, 2023. The Company is located at 1920 Yonge Street, Toronto, Ontario. The Company’s Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. The Company has a wholly-owned U.S. subsidiary, ProMIS Neurosciences (U.S.) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of September 30, 2026, ProMIS USA has had no material activity and has no material financial impact on the Company’s consolidated financial statements.

Liquidity Risk

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues from its activities. The Company had a net loss of $8.2 million and $28.1 million for the three and nine months ended September 30, 2026, respectively, an accumulated deficit of $158.5 million as of September 30, 2026, and negative cash flows from operations of $32.1 million for the nine months ended September 30, 2026. In January 2026, the Company received net proceeds of $70.1 million from the sale of Common Shares, Common Share warrants, and pre-funded warrants to purchase Common Shares to external investors and certain of the Company’s directors and management in a private placement (“January 2026 PIPE”). Refer to additional discussion in Note 6.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,753	$—	$—	$33,753
Total assets measured at fair value	$33,753	$—	$—	$33,753
Liabilities:
Share-based compensation liability	$—	$—	$56,368	$56,368
Total liabilities measured at fair value	$—	$—	$56,368	$56,368

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$33,753	$—	$—	$33,753
Total assets measured at fair value	$33,753	$—	$—	$33,753
Liabilities:
Share-based compensation liability	$—	$—	$29,182	$29,182
Total liabilities measured at fair value	$—	$—	$29,182	$29,182

No transfers between levels have occurred in either reporting period presented. Refer to Note 8 for disclosures related to share-based compensation liability.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2026	2025
Upfront research payments	$2,327,248	$2,625,049
Accrued interest and other receivables	158,832	36,522
Insurance	472,175	238,000
License fees	70,675	62,059
Deferred financing costs	—	32,332
Other	25,013	38,150
Total prepaid expenses and other current assets	$3,053,943	$3,032,112

5.	ACCRUED LIABILITIES AND ACCOUNTS PAYABLE

Accrued liabilities consist of the following:

	September 30,	December 31,
	2026	2025
Legal	$105,376	$88,411
Accounting	211,074	159,900
Research and development	3,547,856	7,460,614
Bonus	977,386	—
Severance	—	79,748
Other	16,067	79,743
Accrued liabilities	$4,857,759	$7,868,416

6.	EQUITY

The Company has authorized an unlimited number of both Common and Preferred Shares. As of September 30, 2026 and December 31, 2025, the Company had 8,969,100 and 2,152,397 issued and outstanding Common Shares, respectively. The Common Shares have no par value.

Common Shares reserved for future issuance consists of the following:

September 30,
2026
Warrants	9,313,315
Options issued and outstanding under stock option plan	1,052,439
Deferred Share Units granted	42
Common Shares available for grant under stock option plan and inducement plan	394,866
Total Common Shares reserved for future issuance	10,760,662

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

July 22, 2025 Exercise of Discounted Warrants and PIPE

On July 22, 2025, the Company accepted a discounted warrant exercise offer for certain July 2024 PIPE warrants (“July 22, 2025 Discounted Exercise”). Related to the July 22, 2025 Discounted Exercise, the Company also entered into a securities purchase agreement (the “July 22, 2025 PIPE”) with the same investor. The Company raised $9,199,765 in aggregate gross proceeds from the July 22, 2025 Discounted Exercise and July 22, 2025 PIPE before deducting $808,738 in transaction costs paid by the Company.

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

Pursuant to the terms of the July 22, 2025 PIPE, the Company agreed to sell a warrant to purchase 504,673 Common Shares (the “July 22, 2025 Warrant”). The July 22, 2025 Warrant was sold at an offering price of $4.69 per share and has an exercise price of $31.25 per share.

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

July 28, 2025 Exercise of Discounted Warrants and PIPE

On July 28, 2025, the Company accepted discounted warrant exercise offers for certain July 2024 PIPE warrants (“July 28, 2025 Discounted Exercise”). Related to the July 28, 2025 Discounted Exercise, the Company also entered into a securities purchase agreement (the “July 28, 2025 PIPE”) with the same investors. The Company raised $11,623,047 in aggregate gross proceeds from the July 28, 2025 Discounted Exercise and July 28, 2025 PIPE before deducting $478,580 in transaction costs paid by the Company.

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

Pursuant to the terms of the July 28, 2025 PIPE, the Company agreed to sell warrants to purchase 624,654 Common Shares (the “July 28, 2025 Warrants”). The July 28, 2025 Warrants were sold at an offering price of $4.69 per share and have an exercise price of $31.25 per share.

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

November 2025 Reverse Share Split

On November 28, 2025, the Company filed articles of amendment to effect a 1-for-25 reverse share split of its Common Shares (the “Reverse Share Split”). As a result of the Reverse Share Split, every 25 Common Shares issued or outstanding were automatically reclassified into one validly issued, fully paid and non-assessable new Common Share, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Proportional adjustments were made to the number of Common Shares awarded and available for issuance under the Company’s equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding stock options and other equity securities under the Company’s equity incentive plans. All outstanding warrants were also adjusted in accordance with their terms, which resulted, among other changes to the warrant terms, in proportionate adjustments being made to the number of shares issuable upon exercise of such warrants and to the exercise prices of such warrants. The Common Shares outstanding following the Reverse Share Split remain fully paid and non-assessable. The Reverse Share Split did not affect the number of authorized Common Shares. All share and per-share amounts have been retroactively adjusted to reflect the Reverse Share Split.

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

In August 2025, the Company filed a shelf registration statement with the SEC. In conjunction with the shelf registration, the Company entered into an ATM Agreement with H.C. Wainwright & Co., LLC (the “2025 ATM Agreement”) on August 26, 2025 to offer up to $18.0 million of its Common Shares. During the year ended December 31, 2025, the Company sold 40,795 Common Shares for net proceeds of $708,468 after deducting sales commissions pursuant to the 2025 ATM Agreement. In March 2026, the Company filed a new shelf registration statement with the SEC and filed a corresponding prospectus supplement, whereby the Company may offer up to $50.0 million of its Common Shares under the 2025 ATM Agreement. During the nine months ended September 30, 2026, the Company sold 1,407 Common Shares for net proceeds of $21,072 after deducting sales commissions pursuant to the 2025 ATM Agreement.

7.	WARRANTS

As of September 30, 2026, outstanding Common Share warrants and exercise prices related to unit offerings are as follows:

Exercise	Number of
Price $	Warrants	Expiry date
US$50.50	314,170	January 2027
US$187.50	13,831	April 2028
US$152.50	2,767	April 2028
US$43.75	449,084	February 2029
US$62.50	314,170	July 2029
US$31.25	1,129,324	July 2030
US$14.40	6,915,296	February 2031
US$0.25	74,673	None
US$0.0001	100,000	None
	9,313,315

There were no warrant exercises in the three or nine months ended September 30, 2026. There were 26,816 and 340,986 warrants that expired in the three and nine months ended September 30, 2026, respectively.

8.	SHARE-BASED COMPENSATION

2025 Stock Option Plan

At its June 2025 Annual Meeting of Shareholders, the Company’s 2025 Stock Option and Incentive Plan (“2025 Option Plan”) was approved by the shareholders. The 2025 Option Plan replaced the 2015 Stock Option Plan (“2015 Option Plan”), originally referred to as the 2007 Option Plan. No new awards can be issued under the 2015 Option Plan. The Company reserved 117,868 Common Shares for issuance under the 2025 Option Plan at the time of adoption. On May 20, 2026, the 2025 Option

Plan was amended to increase the number of options available for issuance by 900,000 Common Shares. As of September 30, 2026 and December 31, 2025, the Company had 214,866 and 80,686 options available for grant under the 2025 Option Plan and 2015 Option Plan, respectively. The Common Shares underlying any awards under the 2025 Option Plan and 2015 Option Plan that are forfeited, canceled, or otherwise terminated (other than by exercise) are added back to the shares available for issuance under the 2025 Option Plan. Share options are granted in either US$ or C$. Upon the change in the Company’s functional currency, effective July 1, 2023, C$ share options previously classified as equity were reclassified as liabilities. All grants following the Company’s change in functional currency are in US$.

2026 Inducement Plan

On May 28, 2026, the Board of Directors adopted the ProMIS Neurosciences Inc. 2026 Inducement Plan (the “2026 Inducement Plan”), pursuant to which 180,000 common shares were reserved for equity-based awards to eligible individuals as an inducement material to their entering into employment with the Company. The 2026 Inducement Plan was adopted without shareholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). The 2026 Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights. As of September 30, 2026, no awards had been granted and 180,000 common shares remained available for issuance under the 2026 Inducement Plan. See Note 13 for information regarding the subsequent event relating to the 2026 Inducement Plan.

Canadian Dollar Share Options

The following table summarizes the C$ share options outstanding under the 2025 Option Plan and 2015 Option Plan for the nine months ended September 30, 2026. All amounts are denominated in C$, except year and share amounts:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Contractual	Aggregate
	Share	Price Per		Term	Intrinsic
	Options	Share		(years)	Value
Outstanding as of December 31, 2025	15,690	C$	184.00	6.6	—
Expired	(1,484)		136.85	—	—
Outstanding as of September 30, 2026	14,206	C$	162.29	5.2	—
Vested and exercisable as of September 30, 2026	14,206	C$	162.29	5.2	$—

The aggregate intrinsic value of options outstanding and vested and exercisable is calculated as the difference between the exercise price of the underlying options, and the fair value of the Company’s Common Shares when the exercise price is below fair value. During the nine months ended September 30, 2026, no C$ options were exercised or granted, and 1,484 C$ options expired.

Upon the change in the Company’s functional currency effective July 1, 2023, C$ share options previously classified as equity were reclassified as liabilities. The C$ options were re-measured as of September 30, 2026 and had a fair value of $56,368.

A summary of share-based compensation liability activity, measured using level 3 fair value inputs, for the period ended September 30, 2026 is as follows:

September 30,
2026
Fair value at December 31, 2025	$29,182
Decrease in additional paid-in-capital due to increase in fair value of share-based compensation liability	27,186
Fair value at September 30, 2026	$56,368

A summary of share-based compensation liability activity, measured using level 3 fair value inputs, for the year ended December 31, 2025 is as follows:

December 31,
2025
Fair value at December 31, 2024	$199,263
Increase in additional paid-in-capital due to decrease in fair value of share-based compensation liability	(170,081)
Fair value at December 31, 2025	$29,182

The following table summarizes the weighted average of significant assumptions used to calculate the fair value of C$ share options outstanding and exercisable as of September 30, 2026 and December 31, 2025:

	Period Ended
	September 30,	December 31,
	2026	2025
Weighted average fair value of C$ options	$3.97	$2.00
Expected volatility	114.0%	106.4%
Risk-free interest rate	5.08%	3.86%
Expected dividend yield	—%	—%
Expected term (years)	5.2	6.0

Expected volatility is based on historical volatility of the Company’s Common Shares over the expected life of the option, as the Company’s options are not readily tradable.

US Dollar Share Options

The Company began making share option grants denominated in US$ following the Company’s change in functional currency in July 2023. The following table summarizes the US$ share options outstanding under the 2025 Option Plan and 2015 Option Plan for the nine months ended September 30, 2026. All amounts are denominated in US$, except year and share amounts:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Share	Price Per	Term	Intrinsic
	Options	Share	(years)	Value
Outstanding as of December 31, 2025	165,137	$22.58	9.0	—
Granted	874,102	10.83
Forfeited	(1,006)	18.53
Outstanding as of September 30, 2026	1,038,233	$12.70	9.5	71,400
Vested and exercisable as of September 30, 2026	100,468	$22.07	8.4	$1,558

The fair value of the US$ share options granted during the period ended September 30 was estimated using Black-Scholes with the following assumptions:

	Period Ended
	September 30,	September 30,
	2026	2025
Weighted average fair value of US$ Options	$11.11	$9.50
Expected volatility	108.7%	108.4%
Risk-free interest rate	4.23%	3.77%
Expected dividend yield	—%	—%
Expected term (years)	6.1	6.1

2026 Service-based US$ grants

During the nine months ended September 30, 2026, the Company granted 499,101 US$ share options subject solely to service-based vesting conditions with a grant date fair value of $4,534,888, including 20,000 US$ share options granted in the three months ended September 30, 2026.

2026 Performance-based US$ grants

In May 2026, the Company granted 375,001 US$ share options to management and employees with vesting subject to both performance and service conditions (“2026 Performance Options”). The 2026 Performance Options initially vest upon the achievement of specified performance conditions related to the Company's clinical development activities, which must be met prior to June 30, 2027. The 2026 Performance Options had a grant date fair value of $3,310,134.

As of September 30, 2026, achievement of the performance conditions was not considered probable, and no share-based compensation expense has been recognized related to the 2026 Performance Options.

DSU Plan

The Company has a Deferred Share Unit plan (“DSU Plan”) for senior officers. Under the DSU Plan, rights to the Company’s Common Shares may be awarded on a deferred payment basis up to a maximum of 667 common share units. Each common share unit will fully vest upon cessation of employment with the Company and then can be redeemed for one common share of the Company by the unitholder. The Company had 42 units outstanding as of September 30, 2026.

Share-based Payment Expense

The following table summarizes total share-based compensation included in the Company’s accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$238,106	$40,211	$446,073	$115,768
General and administrative	244,534	156,936	634,885	538,689
Total share-based compensation	$482,640	$197,147	$1,080,958	$654,457

As of September 30, 2026, there was $4,596,568 of unrecognized share-based compensation expense related to US$ options outstanding but unvested, excluding the 2026 Performance Options, which is expected to be recognized over the remaining service period of 3.2 years. There was no unrecognized compensation cost related to the C$ options as of September 30, 2026.

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

The Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seeks regulatory approval.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the periods ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Expenses:
PMN310 development program costs	$5,171,867	$8,761,024	$19,221,406	$21,537,975
Other non-employee research and development costs	487,854	214,128	991,139	712,712
Employee costs	2,009,568	1,520,463	6,040,046	4,016,788
Other general and administrative costs	946,135	1,254,817	3,274,129	3,127,714
Net Operating Loss:	$8,615,424	$11,750,432	$29,526,720	$29,395,189
Other income	(453,556)	(170,306)	(1,390,823)	(350,130)
Net Loss:	$8,161,868	$11,580,126	$28,135,897	$29,045,059

Consolidated Net Loss:	$8,161,868	$11,580,126	$28,135,897	$29,045,059

10.	RELATED PARTY TRANSACTIONS

UBC Collaborative Research Agreement

In April 2016, the Company entered into a collaborative research agreement (“CRA”) with the University of British Columbia (“UBC”) and the Vancouver Coastal Health Authority in the amount of C$787,500, with the Company’s Chief Scientific Officer, as principal investigator at UBC. In January 2022, the UBC CRA was amended to extend the project for an additional three years, in December 2024, for an additional 1 year, and in February 2026, for an additional one year. Aggregate funding under the agreement was increased to a total of C$5,830,000 through February 2027.

During the three and nine months ended September 30, 2026, the Company made cash payments of $143,960 and $721,360, respectively, under the CRA. During the three and nine months ended September 30, 2025, the Company made cash payments of $0 and $283,600, respectively, under the CRA. During the three and nine months ended September 30, 2026, the Company incurred costs of $142,760, and $432,040, respectively, under the CRA. During the three and nine months ended September 30, 2025, the Company incurred costs of $144,780 and $428,087, respectively, under the CRA. These costs are included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Milestone and royalty related amounts that may come due under various agreements are dependent on, among other factors, preclinical safety and efficacy, clinical trials, regulatory approvals and, ultimately, the successful development and commercial launch of a new drug, the outcomes and timings of which are uncertain. Amounts due per the various agreements for milestone payments will accrue once the occurrence of a milestone is likely. Amounts due as royalty payments will accrue as commercial revenues from the product are earned. Through September 30, 2026, no events have occurred that require accrual of any milestone or royalty related amounts.

UBC and the Vancouver Coastal Health Authority Agreement

In April 2016, the Company entered into a three-year, CRA with the UBC and the Vancouver Coastal Health Authority. The agreement was amended various times through February 2026, extending the agreement through February 2027. Refer to Note 10 Related Party Transactions.

UBC Agreement

In February 2009, the Company entered into an agreement with UBC to further the development and commercialization of certain technology developed, in part, by the Company’s Chief Scientific Officer. The agreement was amended and restated in October 2015. Under the amended and restated agreement, the Company is committed to make royalty payments based on revenue earned from the licensed technology. An annual license fee is payable over the term of the agreement. The agreement remains effective unless terminated under the provisions of the agreement. The Company made annual license payments of C$25,000 during the nine months ended September 30, 2026 and 2025. Through September 30, 2026, no accruals for royalty payments have been made.

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

For the three and nine months ended September 30, 2026 and 2025, 174,673 and 74,673 outstanding Pre-Funded Warrants to purchase common shares for little to no consideration were included in the basic and diluted net loss per share calculation, respectively. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(8,161,868)	$(11,580,126)	$(28,135,897)	$(29,045,059)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	9,143,340	1,953,352	8,303,704	1,483,150

Net loss per share attributable to common shareholders, basic and diluted	$(0.89)	$(5.93)	$(3.39)	$(19.58)

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Period Ended
	September 30,	September 30,
	2026	2025
Options issued and outstanding under stock option plan	1,052,439	181,314
Warrants	9,138,642	2,575,617
Deferred share units	42	42
Total	10,191,123	2,756,973

13.	SUBSEQUENT EVENTS

Appointment of Chief Commercial Officer

In September 2026, the Company entered into an employment agreement with Dr. Ivana Rubino, effective October 5, 2026, appointing her as Chief Commercial Officer. Under the terms of the agreement, she will receive an annual base salary of $445,000, an annual target bonus opportunity of 35% of base salary, and an inducement equity award of 80,000 options to purchase Common Shares. The agreement also provides for standard severance benefits, including up to 18 months of salary, payment of earned bonus, and accelerated vesting of certain equity awards, in the event of a termination without cause or a change in control.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this management’s discussion and analysis of financial condition and results of operations, or MD&A, to the “Company”, “ProMIS”, “we”, “us”, or “our” refer to ProMIS Neurosciences Inc., unless otherwise indicated or the context requires otherwise. The following MD&A is prepared as of November 12, 2026 for the three and nine months ended September 30, 2026 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 and 2024 included in the Company’s Annual Report on Form 10-K and the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 included in this Quarterly Report on Form 10-Q (collectively, the “Financial Statements”), which have been prepared by management in accordance with GAAP as issued by the FASB. All dollar amounts refer to United States dollars, except as stated otherwise.

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

We were incorporated on January 23, 2004 under the Canada Business Corporations Act (“CBCA”). On July 13, 2023, we continued our existence from a corporation incorporated under the CBCA into the Province of Ontario under the Business Corporations Act (Ontario) (“OBCA”) (“Continuance”). The Continuance was approved by our shareholders at our 2023 Annual Meeting of Shareholders held on June 29, 2023. We are located at 1920 Yonge Street, Toronto, Ontario. Our Common Shares are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol PMN. We have a wholly-owned U.S. subsidiary, ProMIS Neurosciences (U.S.) Inc. (“ProMIS USA”), which was incorporated in January 2016 in the State of Delaware. As of September 30, 2026, ProMIS USA has had no material activity and has no material financial impact on the Company’s consolidated financial statements.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates and any future product candidates. We had an operating loss of $8.6 million and $11.8 million for the three months ended September 30, 2026 and 2025, respectively. We had an operating loss of $29.5 million and $29.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $158.5 million. We had negative cash flows from operations of $32.1 million for the nine months ended September 30, 2026.

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

On July 28, 2026, we reported positive blinded six-month interim safety and biomarker results from the PRECISE-AD trial. In the blinded interim analysis evaluating 136 patients who received at least six months of treatment, PMN310 was observed to have a favorable safety profile across all APOE genotypes, with no ARIA-E reported as of the data cutoff date, 4.4% ARIA-H (all mild and asymptomatic), and no drug-related discontinuations or drug-related serious adverse events (SAEs) at the interim. No ARIA-E was observed in any APOE4 genotype in a population that included 61% APOE4 carriers, of which 11% were homozygotes. On a blinded basis, a majority of patients showed early movement in disease-relevant biomarkers consistent with target engagement, with declines from baseline observed for plasma pTau217 in 68.5% of patients and for CSF MTBR-tau243 in 62.5% of patients, potentially reflective of the trial’s 3:1 active-to-placebo randomization. Across the pooled population, which included all patients (both placebo and all dose cohorts), plasma pTau217 decreased by approximately 15% and CSF MTBR-tau243 by approximately 13.3% from baseline, supporting target engagement. These blinded interim biomarker observations are not a determination of efficacy and may not ultimately be reflective of clinical effects. The trial remains blinded and ongoing. Completion of all patient visits is expected in the fourth quarter of 2026, with unblinded 12-month topline data, including the full safety data set, a detailed panel of biomarkers, and cognitive outcomes, anticipated in the first quarter of 2027 following database lock and statistical analysis. The Company believes that PMN310 has a differentiated design based on (1) selectivity: in preclinical studies, PMN310 bound toxic amyloid-beta oligomers while avoiding monomers, fibrils and plaque; and (2) antibody structure: an IgG1 backbone, as used by lecanemab and donanemab, intended to support Fc receptor–mediated microglial effector function. Together with the encouraging blinded interim safety observations described above, these features support a distinct clinical hypothesis.

Expenditures for PMN310 in the three and nine months ended September 30, 2026, were approximately $5.2 million and $19.2 million, respectively, not including allocations of senior management time.

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

Other key projects

We continue to progress with other key projects, in addition to our top priorities PMN310, PMN267, and PMN442. With respect to the AD vaccine program, mouse studies have provided data guiding the development of a vaccine against toxic Aβ oligomers leading to the selection of a lead candidate, PMN311, consisting of a dominant conformational peptide epitope conjugated to a carrier protein in formulation with an adjuvant. Mouse vaccination studies with a-syn vaccine candidates utilizing our peptide antigens to target pathogenic a-syn enabled the selection of our lead vaccine candidate, PMN440, against multiple synucleinopathies including DLB, Parkinson’s disease and multiple system atrophy. Assessment of the protective activity of the vaccine in mouse models of synucleinopathies is ongoing. Similarly, a vaccine candidate comprising a misfolded TDP-43 epitope (PMN260) has shown robust immunogenicity in mouse vaccination studies.

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

Recent Corporate Highlights

●	On July 28, 2026, reported positive blinded six-month interim safety and biomarker results from the PRECISE-AD Phase 1b study of PMN310, showing no ARIA-E across all genotypes in a population that included 61% APOE4 carriers (of which 11% were homozygotes), ARIA-H of 4.4% (all mild and asymptomatic), no treatment-related SAEs and no drug-related discontinuations, and early biomarker movement consistent with target engagement; unblinded 12-month topline data are expected in the first quarter of 2027.

●	Selected for a poster presentation of the PRECISE-AD six-month interim data at the 2026 Clinical Trials on Alzheimer’s Disease (CTAD) conference that will take place in November.

●	Reported the first human evidence of amyloid-beta oligomer target engagement by PMN310, showing dose-dependent reduction of oligomers in cerebrospinal fluid, in a poster presented at the 2026 Alzheimer’s Association International Conference (AAIC).

●	Appointed Ivana Rubino, Ph.D., a former senior Biogen and Roche executive with more than 15 years of global neuroscience and Alzheimer’s disease leadership experience, as Chief Commercial Officer, effective October 5, 2026.

●	Neil Warma, President and Chief Executive Officer, and Dr. Larry Altstiel, Chief Medical Officer, participated in six healthcare investor conferences, including Cantor and H.C. Wainwright.

●	Mr. Warma participated in the Lausanne XIII 13th Annual Workshop in Lausanne, Switzerland, an annual global convening of leaders from industry, government, academia, and civil society dedicated to stopping AD.

●	ProMIS was featured or mentioned in over 24 publications, including STAT, Neurology Live, BioSpace, and Clinical Trials Arena.

●	Marked World Alzheimer’s Day on September 21, 2026, with a Nasdaq interview with Mr. Warma in New York.

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

Other Income

Other income consists primarily of interest income and other miscellaneous income.

Nine Months Ended September 30, 2026 and 2025

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses
Research and development	$23,202,834	$24,011,452	$(808,618)
General and administrative	6,323,886	5,383,737	940,149
Total operating expenses	29,526,720	29,395,189	131,531
Loss from operations	(29,526,720)	(29,395,189)	(131,531)
Other income	1,390,823	350,130	1,040,693
Net loss	$(28,135,897)	$(29,045,059)	$909,162

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
Direct research and development expenses by program
PMN310	$19,221,406	$21,537,975	$(2,316,569)
ALS	263,229	—	263,229
Platform and other programs	664,386	540,013	124,373
Indirect research and development expenses:
Employee salaries and benefits	2,544,216	1,644,997	899,219
Share-based compensation	446,073	115,768	330,305
Consulting expense	26,076	137,240	(111,164)
Other operating costs	37,448	35,459	1,989
Total research and development expenses	$23,202,834	$24,011,452	$(808,618)

Research and development expenses decreased by $0.8 million, or 3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease is driven by a $2.3 million decrease in direct research and development expenses related to the PMN310 phase 1b trial, due to patients completing the trial during the course of 2026. Direct research and development expenses related to ALS and the platform and other programs increased by $0.3 million and $0.1 million, respectively, due to increased activity in those areas. Employee salaries and benefits increased by $0.9 million due to accrued 2026 bonus expense and the hiring of additional employees during the nine months ended September 30, 2026. Share-based compensation increased by $0.3 million and consulting expense decreased by $0.1 million.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
Employee salaries and benefits	$2,414,872	$1,717,334	$697,538
Share-based compensation	634,885	538,689	96,196
Professional and consulting fees	2,584,130	2,594,477	(10,347)
Patent expense	222,022	226,661	(4,639)
Facility-related and other	467,977	306,576	161,401
Total general and administrative expenses	$6,323,886	$5,383,737	$940,149

General and administrative expenses increased by $0.9 million, or 17%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Employee salaries and benefits increased by $0.7 million due to accrued 2026 bonus expense and the hiring of additional employees in the nine months ended September 30, 2026. Facility-related and other costs increased by $0.2 million due to increased travel. Share-based compensation increased by $0.1 million.

Other Income

Other income increased by $1.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to higher interest income on higher cash balances following the January 2026 PIPE.

Three Months Ended September 30, 2026 and 2025

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses
Research and development	$6,710,035	$9,797,418	$(3,087,383)
General and administrative	1,905,389	1,953,014	(47,625)
Total operating expenses	8,615,424	11,750,432	(3,135,008)
Loss from operations	(8,615,424)	(11,750,432)	3,135,008
Other income	453,556	170,306	283,250
Net loss	$(8,161,868)	$(11,580,126)	$3,418,258

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented:

	Three Months Ended September 30,
	2026	2025	Change
Direct research and development expenses by program:
PMN310	$5,171,867	$8,761,024	$(3,589,157)
ALS	206,083	—	206,083
Platform and other programs	259,936	191,567	68,369
Indirect research and development expenses:
Employee salaries and benefits	812,208	782,055	30,153
Share-based compensation	238,106	40,211	197,895
Consulting expense	—	12,999	(12,999)
Other operating costs	21,835	9,562	12,273
Total research and development expenses	$6,710,035	$9,797,418	$(3,087,383)

Research and development expenses decreased by $3.1 million, or 32%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease is attributable to a $3.6 million decrease in direct research and development expenses related to the PMN310 phase 1b trial, due to patients completing the trial throughout the course of 2026. Direct research and development expenses related to ALS and the platform and other programs increased by $0.2 million and $0.1 million, respectively, due to increased activity in those areas. Share-based compensation increased by $0.2 million.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented:

	Three Months Ended September 30,
	2026	2025	Change
Employee salaries and benefits	$714,720	$541,261	$173,459
Share-based compensation	244,534	156,936	87,598
Professional and consulting fees	702,229	1,059,165	(356,936)
Patent expense	66,133	123,096	(56,963)
Facility-related and other	177,773	72,556	105,217
Total general and administrative expenses	$1,905,389	$1,953,014	$(47,625)

General and administrative expenses were consistent for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Professional and consulting fees decreased by $0.4 million, due to a $0.2 million decrease in legal fees, a $0.1 million decrease in audit and tax fees, and a $0.1 million decrease in contractors and consultants. Employee salaries and benefits increased by $0.2 million in the three months ended September 30, 2026 due to additional headcount. Facility-related and other costs increased by $0.1 million.

Other Income

Other income increased by $0.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to higher interest income from higher cash balances.

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

We incurred net losses of $8.2 million and $28.1 million for the three and nine months ended September 30, 2026, reported an accumulated deficit of $158.5 million as of September 30, 2026, and had negative cash flows from operations of $32.1 million for the nine months ended September 30, 2026. In January 2026, we received net proceeds of $70.1 million from the sale of Common Shares, Common Share warrants, and pre-funded warrants to purchase Common Shares to investors, including certain of our directors and management, in a private placement. Refer to additional discussion in Note 6. Based on our current operating plan, we expect that our existing cash, including the proceeds from January 2026, will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
Net cash used in operating activities	$(32,145,715)	$(18,836,673)	$(13,309,042)
Net cash provided by financing activities	70,102,381	20,944,671	49,157,710
Net increase in cash	$37,956,666	$2,107,998	$35,848,668

Cash Flows Used in Operating Activities

Cash used in operating activities was $32.1 million for the nine months ended September 30, 2026, which consisted of a net loss of $28.1 million, decreased by share-based compensation of $1.1 million and increased by a net change of $5.1 million in our operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a decrease of $3.0 million in accrued liabilities, a decrease of $2.1 million in accounts payable, and an increase of $0.1 million in prepaid expenses.

Cash used in operating activities was $18.8 million for the nine months ended September 30, 2025, which consisted of a net loss of $29.0 million, decreased by share-based compensation of $0.7 million and a net change of $9.6 million in our operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of an increase of $7.5 million in accrued liabilities, an increase of $2.5 million in accounts payable, and an increase of $0.4 million in prepaid expenses.

Cash Flows Used in Investing Activities

There was no cash used in investing activities during the nine months ended September 30, 2026 or 2025.

Cash Flows from Financing Activities

Cash provided by financing activities was $70.1 million for the nine months ended September 30, 2026, which consisted primarily of net proceeds from the January 2026 PIPE.

Cash provided by financing activities during the nine months ended September 30, 2025 was $20.9 million, which included $8.4 million from the July 22, 2025 Discounted Exercise and July 22, 2025 PIPE, $11.1 million from the July 28, 2025 Discounted Exercise and July 28, 2025 PIPE, $0.7 million from the sale of Common Shares under the 2025 ATM Agreement, and $0.7 million from the issuance of pre-funded warrants in the July 22, 2025 RD Offering.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Shares and Common Share Equivalents as of September 30, 2026 was as follows:

Number of
Common Shares
and Common Share
Equivalents
Common Shares	8,969,100
Options issued and outstanding under stock option plan	1,052,439
Warrants	9,313,315
Deferred share units	42
Total - September 30, 2026	19,334,896

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

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and short-term investments. We manage our exposure to credit losses by placing our cash with accredited financial institutions, which at times, may exceed federally insured limits, and when we have excess funds, such funds are invested in high-quality government and corporate issuers with low credit risk. Cash held is not subject to any external restrictions. As of the year ended December 31, 2025 and nine months ended September 30, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our Financial Statements.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor, outside consultants and CROs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three or nine months ended September 30, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed under the heading “Risk

Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K, as amended and supplemented by the information in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed under the heading “Risk Factors Summary” and in Item 1A – “Risk Factors” in the Company’s Form 10-K as filed with the SEC and such subsequently filed Quarterly Report.

We have incurred losses since inception and we anticipate that we will incur continued losses for the foreseeable future. We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, conduct existing and initiate new clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We had working capital of approximately $41.8 million as of September 30, 2026. We will require substantial additional funds for further research and development, current and planned clinical testing, regulatory approvals, establishment of manufacturing capabilities and, if necessary, the marketing and sale of our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, no officer or director of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

10.1*#	Employment Agreement with Ivana Rubino
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2026.

PROMIS NEUROSCIENCES INC.

Date: November 12, 2026	By:	/s/ Neil Warma
Neil Warma
Chief Executive Officer
(principal executive officer)

Date: November 12, 2026	By:	/s/ Daniel Geffken
Daniel Geffken
Chief Financial Officer
(principal financial officer)